Form 10-K
period 1996-03-31
CENTRUM INDUSTRIES INC
filed 1996-06-27
CIK 351127

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

FOR THE FISCAL YEAR ENDED MARCH 31, 1996

COMMISSION FILE NUMBER 0-9607

                            CENTRUM INDUSTRIES, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)


              DELAWARE                                              45-0341067
- -------------------------------                             -------------------
(STATE OR OTHER JURISDICTION OF                             (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)

WATERPLACE SOUTH, 6135 TRUST DRIVE, SUITE 104A, HOLLAND, OH            43528
- -----------------------------------------------------------          ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                             (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (419) 868-3441
                                                   --------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                       NAME OF EACH EXCHANGE ON
     TITLE OF EACH CLASS                                   WHICH REGISTERED
- -----------------------------                          ------------------------
           NONE                                                   NONE


SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     COMMON CAPITAL STOCK, $.05 PAR VALUE
- --------------------------------------------------------------------------------
                                (TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No
                                               ----      ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. []

Aggregate market value of voting stock held by non-affiliates of the registrant at May 31, 1996 (computed by reference to actual trades during the preceding 12-month period): $8,832,486.

Number of shares outstanding of common stock, $.05 par value, as of May 31, 1996: 6,508,527.

                            CENTRUM INDUSTRIES, INC.
                           ANNUAL REPORT ON FORM 10-K
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1996

                               TABLE OF CONTENTS


PART I                                                                                                                   PAGE
Item I.  Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

Item 2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

Item 3.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10

Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10

PART II

Item 5.  Market for Centrum's Common Stock and Related Stockholder Matters  . . . . . . . . . . . . . . . . . . . . . . . 11

Item 6.  Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations  . . . . . . . . . . . . . 13

Item 8.  Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 21

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure . . . . . . . . . . . . . . 21

PART III

Item 10. Directors and Executive Officers of Centrum  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 48

Item 11. Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 49

Item 12. Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . . . . . . . . . . . . . . . . 52

Item 13. Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 52

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . 53

                                     PART I
ITEM 1.  BUSINESS
(a)  General Development of Business

FORMATION AND HISTORY OF THE HOLDING COMPANY AND THE BOARD OF DIRECTORS

Centrum Industries, Inc. ("Centrum", the "Company" or the "Company and its subsidiaries") is a Delaware corporation based, since 1989, in Northwest, Ohio, which has undergone considerable change over the past five years. (In this document, years reflect the fiscal year ended March 31, unless otherwise noted.)

Centrum was incorporated in North Dakota in 1977 under the name "Energy Resources of North Dakota, Inc." From 1977 until 1989, Centrum's principal business was the purchase and resale of oil and gas leases and the exploration and development of oil and gas properties. In 1988, when Energy Resources Limited Partnership acquired 1,175,000 shares (61.9%) of Centrum's issued and outstanding common stock, the reorganized Board of Directors determined it would be in the shareholders' best interest to change Centrum's business strategy and to move Centrum's principal place of business to Sylvania, Ohio. In August 1988, Centrum sold all of its producing interests in oil and gas to Aspen Exploration Corporation ("Aspen") in exchange for 850,000 shares of Aspen common stock. In December 1994, Centrum sold its shares in Aspen stock for $34,000.

Since 1989, Centrum has operated as a holding company, with ownership, from time to time, of both portfolio securities and stock of operating companies.

In November 1990, Centrum's shareholders approved the recapitalization and reincorporation of Centrum in the State of Delaware. In the merger, the shareholders of Energy Resources of North Dakota and old Centrum received one share of common stock of new Centrum in exchange for each share of common stock held.

In September 1992, Centrum's Board of Directors adopted a restructuring plan. In October 1992, William C. Davis was elected Chairman of the Board and Chief Executive Officer and George H. Wells was elected President and Chief Operating Officer by the Board. The Board also appointed Mr. Wells to the Board of Directors. Mr. Wells has significant experience operating large manufacturing corporations, having served as a senior executive with National Forge Corporation and Doehler-Jarvis for a combined period of 12 years.

In May 1995, Mr. Wells was appointed President and Chief Executive officer. Mr. Davis was named Vice President.

HISTORY OF ACQUISITIONS - CONTINUING OPERATIONS

In August 1990, Centrum formed a wholly-owned subsidiary known as LaSalle Exploration, Inc. ("LaSalle"), which acquired an 87.5% leasehold interest for all mineral rights in a 308.5 acre plot located in Chatham Township in Medina County, in Northeastern Ohio (the "Techno-Chatham Project") for a purchase price of $78,691. LaSalle also purchased, as part of the same transaction, $21,309 in drilling and miscellaneous equipment. LaSalle has been and is continuing to explore for oil through a shallow sand waterflood project on eight acres of land at the Techno-Chatham Project. However, this project has been essentially dormant since March 1992.

In November 1990, LaSalle entered into a management contract for the Techno-Chatham Project with F. Michael Syring, which resulted in the March 1992 issuance of 70,000 shares of Centrum's participating preferred stock with a liquidation value of $10 per share. The preferred shares entitle the holders to participate in a 20% net working interest in the Techno-Chatham project once Centrum's gross investment is recovered.

On May 17, 1993, all the outstanding common stock of Micafil, Inc. "(Micafil"), a Delaware corporation, was purchased by Centrum from Asea Brown Boveri, Inc. ("ABB"). Micafil designs and manufacturers armature winding machines for motors primarily used in the automotive industry and in industrial applications. The purchase method of accounting was used to account for this business combination. The total purchase price of approximately $1,750,000 was paid in the form of two promissory notes issued to the seller. The terms of the notes were as follows: a promissory note in the amount of $1,650,000 plus interest at 8%, principal and interest payable in 60 monthly installments of $33,456; and a promissory note in the amount of $100,000 plus interest at 8% with a $52,533 principal interest payment due December 30, 1993 and the final principal and interest payment due March 31, 1994. The principal amount of the second note included $84,000 relating to a five year non-competition agreement with the seller. During 1995, the Company repaid the remainder of the $100,000 note and reached an agreement to restructure the $1,650,000 note.

On September 2, 1993, the Company purchased the stock of American Handling, Inc. ("AH") through a subsidiary merger. AH is engaged in the business of designing, manufacturing and installing material handling equipment. AH became a wholly-owned subsidiary of Centrum, and holders of issued and outstanding shares of AH common stock received an aggregate amount of 2,681,620 shares of Centrum's restricted common stock with a fair market value, estimated by the management of Centrum, of $2,294,000. Additionally, four employees of AH converted existing options in AH for 241,828 shares of Centrum's common stock having an option exercise price of $.372 per share.

On March 8, 1996, the Company purchased all of the outstanding stock of McInnes Steel Company ("McInnes") through a subsidiary merger. McInnes, with operating subsidiaries located in Northwestern Pennsylvania, produces open die steel forgings for the power generation, compressor and other industrial markets. McInnes also produces seamless steel rolled rings for bearing and special machine manufacturers and nonferrous castings for the glass container manufacturers and pump and valve industries. Sales of McInnes' products are made to both domestic and international customers. The purchase method of accounting was used to account for this business combination. The total purchase price of approximately $12.3 million was financed primarily in the form of new debt agreements and the sale of the Company's common stock. The first agreement consists of a promissory note issued to a commercial bank for $2,850,000, payable monthly at 1.25% above the prime rate, and a line-of-credit for the lesser of $15,500,000 or "borrowing base," as defined in the agreement. The second debt agreement is a Note and Warrant Purchase Agreement which provides for $2,500,000 aggregate principal amount of 11% convertible debt with warrants for the purchase of 1,250,000 shares of the Company's common stock for $2 per share. Additional funds to finance the acquisition were obtained through the sale of 485,500 shares of the Company's common stock for net proceeds of $637,050. The remaining funds were provided by the issuance of $1,239,000 aggregate principal amount of term notes which bear interest at 2% per month to certain of the Company's shareholders and directors.
Additionally, two employees of McInnes received options to purchase 110,333 shares of Centrum's common stock for $.64 per share in exchange for certain options to purchase McInnes stock.

Centrum's management has been exploring other potential acquisitions of manufacturing companies consistent with its long-term strategy.

History of Acquisitions - Discontinued Operations

In March 1989, Centrum formed a wholly-owned subsidiary known as J.R.'s Marketplace, Inc. ("JR's"), which owned and operated a retail supermarket located in Middletown, Ohio. The assets were purchased from Cardinal Foods, Inc. on April 3, 1989. Due to negative economic changes in Middletown and increased competition, JR's did not generate sufficient cash flow to cover operations and expenses. In May 1991, Centrum sold all of JR's assets to Cardinal Foods, Inc. and JR's ceased to do business.

In May 1991, a wholly-owned subsidiary, Acme Quality Products, Inc. ("Acme"), was incorporated under the laws of Delaware. Such subsidiary purchased the tire hardware division of Acme Quality Products, Inc., a Michigan corporation. The assets were purchased for cash, notes and the assumption of liabilities aggregating approximately $3.5 million. The assets acquired included the machinery and equipment used in the manufacture of tire hardware for the automotive aftermarket. Primary products included tire gauges, tire valves, valve extensions, fitting chucks and tire repair products. On July 31, 1992, Acme voluntarily surrendered its assets to the secured creditor and ceased operations.

(b)  Financial Information about Industry Segments

Information relating to the amounts of revenue, operating profit or loss and identifiable assets attributable to each of the Company's industry segments for 1994-1996 is included in Note 13 to the Consolidated Financial Statements.

(c)  Narrative Description of the Business

Oil and Gas
LaSalle is engaged in the Techno-Chatham Project on eight of its 308.5 acres under lease in Medina County, in Northeastern Ohio. This waterflood project involves four injection wells and four recovery wells. As of this date, the project has not progressed beyond the pilot stage. LaSalle has no full-time employees.

During 1994, due to continued uncertainties regarding the timing of future commercial production and potential future cash flows, management determined that the aforementioned factors have resulted in economic impairment. As a result, management recorded a $240,338 provision to write the properties down to their estimated fair market value.

Motor Production Systems
Micafil designs and manufactures armature and stator winding machines and complete production systems for small fractional horsepower electric motors used primarily in the automotive and consumer durable goods markets. Micafil's sales are made directly to the end users of the products. In addition to the sale of machines and machining lines, revenue is also generated from rebuilding and retrofitting existing machines and selling replacement parts. Micafil's business is not dependent on any single customer, although Micafil services a relatively small number of customers in a given year, only some of which may place orders in any year.

The material used in the production process generally consists of steel and aluminum and purchased electrical and mechanical components such as valves, cylinders and motors. Micafil has local sources for its production material and there is ready availability for all components although some items require longer lead time due to machining or special order items.

Micafil is one of four major suppliers of small fractional horsepower motor equipment in the world. No single competitor has a dominant position. Competition is based upon product performance, price, delivery time, and local plant preference. Management believes that Micafil has a strong reputation for product performance but in some cases is at a competitive disadvantage in terms of pricing due to the high quality of product produced compared to its competitors for the same or similar applications.

As of May 31, 1996, the backlog in firm orders was valued at approximately $6.2 million, and production for all such orders is current. This backlog amount represents a 188% increase from the backlog as of May 31, 1995 of approximately $3.2 million.

At March 31, 1996, Micafil had 47 employees.

Material Handling Systems
AH is a full service provider of material handling systems and components to companies with warehouse and distribution facilities. AH designs, supplies and installs complete material handling systems directly to end users and original equipment manufacturers. AH also sells material handling components through its general products sales force, which includes catalog sales.

AH's principal market is the automotive aftermarket, although approximately 45% of new business comes from new markets such as hardware, office products, candy, tobacco, lawn and garden, catalog fulfillment and consumer electronics. AH has multiple customers, many of which provide repeat business. During fiscal 1996 and 1995, AH's sales to a customer in the automotive aftermarket contributed approximately 13% and 12% of AH's sales, respectively. During fiscal 1995, AH's sales to a customer in the sporting goods industry contributed 12% of AH's sales. Loss of any one or a few customers may have a significant impact on AH's results of operations.

Raw materials are purchased to manufacture mezzanines and consist mainly of raw steel. Other material handling products, such as shelving, rack and conveyor, are purchased from multiple suppliers. Raw materials and material handling products are readily available from many different suppliers.

The industry and AH have minimal working capital requirements due to the large amount of revenues derived from drop shipped goods. Generally, all goods drop shipped are special orders enabling AH to maintain minimal inventory levels and still meet customer demand. AH does not provide extended payment terms to customers and sales invoice terms are generally net ten days.

The material handling equipment industry competes primarily on price, product performance guarantees and the extent of services which can be provided. Management believes that AH has a reputation for leadership in facilities planning and system design, inventory analysis and determination of equipment needs, procurement and installation of equipment, and coordinated relocation of customer inventory. There are few direct competitors of AH which provide the turnkey service provided by AH.
Competition is primarily in the individual phases of the work performed by AH. For example, a competitor may provide construction and installation services or design services, but few competitors provide the range of services provided by AH. The competitors of AH compete primarily on price.

Because of its expertise, guarantee of product performance and its commitment to service, AH has a premier reputation as a leader in serving the automotive aftermarket industry and is known for its ability to sustain a high level of customer satisfaction. AH's strategy for growth is to pursue market expansion in those market areas where AH's expertise can command a premium margin.

As of May 31, 1996, the backlog of firm orders is valued at approximately $6.2 million, and production for all such orders is current. This backlog represents a 5% increase from the backlog as of May 31, 1995 of approximately $5.9 million.

At March 31, 1996, AH had 87 employees.

Metal Forming Operations
On March 8, 1996, Centrum acquired all of the outstanding common stock of McInnes, a Pennsylvania corporation for approximately $12.3 million through a subsidiary merger. McInnes, headquartered in Corry, Pennsylvania, is comprised of three distinct business units, two of which operate under the tradenames McInnes Steel Company ("MSC") and McInnes Rolled Rings ("MRR"). The third business unit, Erie Bronze and Aluminum Company ("EBA"), and Eballoy Glass Products Company ("Eballoy"), whose operations are located in Erie, Pennsylvania, are wholly-owned subsidiaries of McInnes Services, Inc. Approximately 85% of the Metal Forming Operations' sales are made domestically.

MSC, which accounts for approximately 60% of the Metal Forming Operations' sales, is a leading supplier of open die steel forgings. Major markets served by MSC include power generation, compressor, and miscellaneous commercial forgings. A majority of MSC's sales are made to a small number of customers including General Electric and Westinghouse. Loss of either of these customers could have a significant impact on MSC's results of operations. Approximately one-half to three-fourths of MSC's customers provide repeat business. Sales are made through MSC's direct sales force. MSC generally enters into fixed price transactions with its customers using "cost plus" pricing procedures based on MSC's estimated manufacturing costs plus a markup which is designed to cover administrative costs and provide a profit margin. Because of this arrangement, MSC is subject to both positive and negative exposure relative to significant fluctuations in the price of steel.

MRR, located in Erie, Pennsylvania, was established in 1992 upon the construction of an $8 million state-of-the-art, fully automated seamless ring rolling mill and accounts for approximately 20 - 25% of the Metal Forming Operations' sales. In addition, MRR is currently in the process of expanding its operations to include heat treating. It is expected that gross margins will improve as MRR will be able to eliminate certain services currently performed by outside processors. MRR's customers include various bearing and special machine manufacturers.

EBA, located in Erie Pennsylvania, accounts for approximately 15 - 20% of the Metal Forming Operations' sales and is a leading producer of nonferrous castings for the glass container, and pump and valve industries, as well as for a variety of other commercial applications. EBA is capable of producing castings ranging in a size from one ounce to 1,000 pounds in either bronze or aluminum. Eballoy produces finished machined components for EBA's sales to the glass container industry.

The primary raw material used by the group consists of steel, which is purchased from both regional and national suppliers. Orders are placed with these suppliers for both stock material and to satisfy specific customer requirements. There are currently no long-term contracts for the purchase of steel.

McInnes is required to maintain an inventory of stock materials due to the variety of its products and customer demands regarding lead times.

As of May 31, 1996, the backlog in firm orders of the Metal Forming Operations was valued at approximately $16 million and production for all such orders is current.

At March 31, 1996, McInnes had 300 employees. Approximately 125 employees at MSC are represented by a collectively bargained agreement which expires on October 1, 1997. Approximately 55 employees at EBA are represented by a collectively bargained agreement which expires on August 1, 1997.
Approximately 8 employees at Eballoy are represented by a collectively bargained agreement which expires on October 2, 1996. Management believes that it has good relations with its employees.

(d)  Compliance with Environmental Regulations

The Company's continuing compliance with existing federal, state and local provisions dealing with the protection of the environment is not expected to have a material effect upon the Company's capital expenditures, earnings, competitive position or liquidity.

EBA is a direct defendant in two governmental cost recovery actions and other related private party actions at a waste disposal site. With regard to the most significant cost recovery action, EBA has negotiated a settlement which has been approved in federal court. In addition, EBA and other parties are responsible for performing certain cleanup work at the site pursuant to a government order.

Private party suits and actual cleanup costs in excess of governmental estimates can affect the reliability of the Company's loss estimates. In addition, unasserted claims are not reflected in the Company's cost estimates. Pursuant to the environmental statutes, the Company may be found jointly and severally liable to the government for cleanup costs; however, management believes that the current status of government settlements and group cleanup participation at the site indicates that the liability will be shared by responsible parties. Currently, there are at least 14 parties participating in various settlements of the cost recovery actions, and 18 parties participating in a pro rata cost sharing arrangement with respect to the site cleanup work. The Company has negotiated an insurance settlement which requires the carrier to reimburse the Company for site expenses, subject to a ceiling. At March 31, 1996, the Company has recorded liabilities of $695,800, of which $350,000 is recorded as a current liability. At March 31, 1996, the Company has recorded a receivable from its insurance carrier which is included in current assets. Funds are expected to be paid over approximately three years. The total anticipated site costs and private suits are not expected to materially exceed the recorded accruals and insurance settlement.

ITEM 2.  PROPERTIES

Centrum's principal facilities are set forth in the table below:


Location                      Use                             Size                     Leased/Owned
- --------                      ---                             ----                     ------------
CORPORATE OFFICES

Holland, Ohio                 Corporate Office                400 Sq. Feet             Leased

MATERIAL HANDLING SYSTEMS

Cleveland, Ohio               Administration/Sales Office     13,000 Sq. Feet          Leased (1)
                              Production/Warehousing          27,000 Sq. Feet          Leased (1)

Cleveland, Ohio               Warehousing                      1,000 Sq. Feet          Leased

Cleveland, Ohio               Warehousing                     10,000 Sq. Feet          Leased

MOTOR PRODUCTION SYSTEMS

Englewood, Ohio               Administration/Sales Office     10,000 Sq. Feet          Owned
                              Production/Warehousing          33,000 Sq. Feet          Owned

OIL AND GAS

Medina County, Ohio           Oil & Gas Exploration           308.5 acres              Leased (2)

Metal Forming Operations

Corry, Pennsylvania           Administration/Sales Office
                              Production/Warehousing          180,000 Sq. Feet         Owned

Fairview, Pennsylvania        Administration/Sales Office
                              Production/Warehousing          60,000 Sq. Feet          Owned

Erie, Pennsylvania            Administration/Sales Office
                              Production/Warehousing          49,000 Sq. Feet          Owned

Erie, Pennsylvania            Production                      11,000 Sq. Feet          Leased

(1) In February 1996, AH exercised an option to purchase this space for approximately $1,150,000. The terms of this deal are currently being negotiated.
(2)      Represents mineral rights.

ITEM 3.  LEGAL PROCEEDINGS

The Company's continuing compliance with existing federal, state and local provisions dealing with the protection of the environment is not expected to have a material effect upon the Company's capital expenditures, earnings, competitive position or liquidity.

EBA is a direct defendant in two governmental cost recovery actions and other related private party actions at a waste disposal site. With regard to the most significant cost recovery action, EBA has negotiated a settlement which has been approved in federal court. In addition, EBA and other parties are responsible for performing certain cleanup work at the site pursuant to a government order.

Private party suits and actual cleanup costs in excess of governmental estimates can affect the reliability of the Company's loss estimates. In addition, unasserted claims are not reflected in the Company's cost estimates. Pursuant to the environmental statutes, the Company may be found jointly and severally liable to the government for cleanup costs; however, management believes that the current status of government settlements and group cleanup participation at the site indicates that the liability will be shared by responsible parties. Currently, there are at least 14 parties participating in various settlements of the cost recovery actions, and 18 parties participating in a pro rata cost sharing arrangement with respect to the site cleanup work. The Company has negotiated an insurance settlement which requires the carrier to reimburse the Company for site expenses, subject to a ceiling. At March 31, 1996, the Company has recorded liabilities of $695,800, of which $350,000 is recorded as a current liability. At March 31, 1996, the Company has recorded a receivable from its insurance carrier which is included in current assets. Funds are expected to be paid over approximately three years. The total anticipated site costs and private suits are not expected to materially exceed the recorded accruals and insurance settlement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

This item is not applicable.

                                    PART II

ITEM 5.  MARKET FOR CENTRUM'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

Centrum's common stock was quoted on the National Association of Securities Dealers Automatic Quotation System (NASDAQ) (Symbol-CIII) for the period April 2, 1981 through May 1992. Centrum was delisted from the NASDAQ in May 1992, because it did not maintain net worth of $3 million, as required by NASDAQ rules which became effective in early 1992. Stock trades between May 1992 and September 1995 were primarily made through Continental Capital, Inc. generally at a quoted price of between $0.75 and $1 per share. Continental Capital, Inc. is a shareholder of the Company and its Chairman and Chief Executive Officer was, from 1988 to 1995, Centrum's Chairman of the Board and Chief Executive Officer and, since June 1995, was a Director and Vice President of Centrum and, since December 1995, is a Director, Vice President and Secretary of Centrum. See Item 10 "Directors and Executive Officers of Centrum," and Item 12 "Security Ownership of Certain Beneficial Owners and Management." Since September 1995, the Company has been quoted on the Over-the-Counter market
(OTC) on what is called the Bulletin Board. The market maker for Centrum is Hill Thompson, located in New York City. The trading symbol remains CIII. Since becoming quoted on the Bulletin Board, there have been trades ranging from a low of $.25 per share in September 1995 to a high of $2.25 in March 1996. Approximately 58,600 shares of common stock have been traded on the Bulletin Board. As of March 31, 1996 and 1995, there were approximately 1,000 shareholders of record. Shareholders are entitled to receive dividends when and as declared by the Board of Directors. However, Centrum has never paid a dividend, and intends to retain any earnings to finance the development of its business and, accordingly, does not anticipate payment of any dividends in the foreseeable future. Furthermore, any proposed dividends must be approved, in advance, by both Huntington National Bank, the lender for Centrum's bank line of credit, and the holders of the 11% convertible, unsecured notes payable.

ITEM 6.  SELECTED FINANCIAL DATA

The following five-year selected financial data should be read in conjunction with the Consolidated Financial Statements that appear elsewhere in this report.

                                                           As of and for the Years Ended March 31,
                                                           ---------------------------------------
                                           1996             1995             1994             1993             1992
SUMMARY OF OPERATIONS:
  Net sales                               $27,525,702      $18,292,696     $ 8,760,667
  Other income (expense)                     (402,520)        (270,912)       (483,599)      $ (132,258)     $  (230,008)
  Income (loss) from continuing
    operations before income taxes
    and extraordinary items                 1,063,054          386,927      (1,112,897)        (436,780)        (372,780)
  Provision for income taxes                  257,814          223,679
                                          -----------      -----------     -----------       ----------      -----------
  Income (loss) from continuing
    operations                                805,240          163,248      (1,112,897)        (436,780)        (372,780)
  Loss from discontinued
    operations                                                                                  (12,060)        (635,417)
  Extraordinary item                                                                             32,017
                                          -----------      -----------     -----------       ----------      -----------
  Net income (loss)                       $   805,240      $   163,248     $(1,112,897)      $ (416,823)     $(1,008,197)
                                          ===========      ===========     ===========       ==========      ===========

PER SHARE DATA:
  Income (loss) from continuing
    operations                            $       .13      $       .03     $      (.26)      $     (.21)     $      (.20)
  Loss from discontinued
    operations                                                                                     (.01)            (.33)
  Extraordinary item                                                                                .02
                                          -----------      -----------     -----------       ----------      -----------
  Net income (loss)                       $       .13      $       .03     $      (.26)      $     (.20)     $      (.53)
                                          ===========      ===========     ===========       ==========      ===========

FINANCIAL POSITION:
  Current assets                          $23,195,165      $ 5,393,369     $ 3,450,374       $  231,910       $   24,632
  Current liabilities                      24,219,677        4,432,101       5,810,033          508,600          823,502
  Working capital (deficiency)             (1,024,512)         961,268      (2,359,659)        (276,690)        (798,870)
  Total assets                             40,611,748        9,547,336       7,941,039          697,504          557,683
  Long-term liabilities                    12,809,079        3,609,487       1,035,499          325,000            7,954
  Shareholders' equity
     (deficiency)                           3,582,992        1,505,748       1,095,507         (136,096)        (273,773)

OTHER DATA:
  Common shares and common
     share equivalents:
  Weighted average
     outstanding during the year            6,086,981        5,850,005       4,280,741        2,078,658        1,898,102
  Outstanding at year end                   6,170,860        5,745,360       5,473,056        2,611,436        1,898,102

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The discussion and analysis of Centrum Industries, Inc.'s financial condition and results of operations should be read together with the consolidated financial statements and notes thereto which begin on page 22.

OVERVIEW

Centrum is a publicly traded holding company that acquires and operates companies that have strong niche positions in their industries. During 1996,
Centrum completed its third and largest acquisition in three years.   As a
holding company, the Company's long-range strategy is to own and acquire control of companies in basic manufacturing industries located primarily in the Great Lakes region, which the Company can increase in value in the public market. All of the Company's present manufacturing subsidiaries were acquired subsequent to April 1993.

RESULTS OF OPERATIONS

The Company's operations subsequent to March 8, 1996, have been classified into five business segments: material handling systems, motor production systems, metal forming operations, oil and gas, and corporate office. The material handling systems segment was established with the acquisition of American Handling, Inc. ("AH") on September 2, 1993, and consists of the design, manufacture and installation of material handling equipment for warehouse and distribution applications. The motor production system segment was established with the acquisition of Micafil, Inc. ("Micafil") on May 17, 1993, and consists of the manufacture of armature winding machines and complete production systems for numerous complex manufacturing processes. The metal forming operations segment was established on March 8, 1996 with the acquisition of McInnes Steel Company, and consists of open die forging, bronze and aluminum casting and rolled ring operations. The oil and gas segment was established in August 1990 with the purchase of a leasehold interests and miscellaneous equipment to explore for oil through a shallow sand waterflood project on eight acres of land. The Corporate office segment does not generate sales but functions to oversee the operating divisions and pursue future acquisitions.

Year ended March 31, 1996 compared to March 31, 1995.

Consolidated results
Net sales for 1996 increased by $9.2 million or 50% to $27.5 million. The primary reason for the increase in sales was a $6.5 million increase at the material handling segment. In addition, consolidated sales for 1996 include sales by the metal forming operations segment of $2.5 million for the period from March 8, 1996 (the date Centrum acquired McInnes) to March 31, 1996.
Gross margins of $7.2 million increased by $2.4 million from the prior year and increased slightly to 26.2% from 26.1% of sales. Selling, general and administrative expenses increased by $1.7 million to $5.8 million, reflecting the increased level of operations, but decreased as a percent of sales from 22.5% for fiscal 1995 to 20.9% for the current year. Interest expense increased by $.2 million to $.5 million primarily reflecting the increased level of debt required to fund the McInnes acquisition. The 1996 consolidated income tax provision of $258,000 increased over the prior year's provision of $224,000. The slight increase was due to a higher current provision, reflecting the improved profitability of the consolidated group, which was somewhat offset by a deferred income tax benefit of $191,000. During 1996, net operating losses of approximately $820,000 were used to offset income taxes payable. However, in accordance with Statement of Financial Standards No. 109, "Accounting for Income Taxes" (FAS 109), utilization of net operation losses
(NOLs) relating to net operating losses of AH and Micafil which were fully reserved at the time they were acquired resulted in a $192,000 decrease to goodwill and other intangibles, rather than as a reduction of income tax expense. See Note 9 to the Consolidated Financial Statements for further information.

Results for each of the individual segments are as follows.

Material Handling Systems
Revenues for 1996 were $19.5 million, which was an increase of $6.5 million or 50% of the revenue generated in 1995. The primary reasons for the increase was the continued repositioning of AH into leading-edge high tech systems integration markets and the ongoing strength of the manufacturing sector economies. Gross margins of $5.1 million, or 26.3% of sales for 1996, reflected a slight decrease over the prior year's margin of 26.9%. Selling, general and administrative expenses for 1996 were $3.7 million, which is an increase of $1.0 million over 1995. The increase in selling, general and administrative expenses is primarily due to increased wages, reflecting AH's expanding operations, and increased bonus expense as a result of improved profitability. As a percent of sales, the 1996 selling, general and administrative expenses decreased to 19.1% of sales from 20.8% in 1995. The decrease in 1996 is due to an increase in sales volume which covered a greater proportion of fixed expenses. Interest expense decreased from $78,000 in 1995 to $49,000 in 1996 as a result of decreased borrowings.

Motor Production Systems
Revenues for 1996 were $5.5 million, which was an increase of $.2 million from the prior year. The primary reason for the increase is the continued improvement in the appliance and power tool markets. Gross margins of $1.4 million, or 24.9% of sales improved over the prior year's gross margin of 24.2%. The gross margin improvement is due to Micafil accepting a larger proportion of higher margin contracts as a result of increased demand within the industry. Selling, general and administrative expenses for 1996 were $.9 million or $.2 million higher than the previous year. As a percent of sales, selling, general and administrative expenses increased from 16.1% in 1995 to 16.5% in 1996. The increase was primarily due to an increase in the number of administrative personnel.

Oil and Gas
The oil and gas segment recorded a loss of $32,500 in 1996 as compared to a loss of $26,500 in 1995. No significant improvements were made to the properties during 1996 or 1995.

Corporate Office
During 1996, the corporate office recorded general and administrative expenses of $.6 million, as compared to $.5 million in the prior year. The increase was the result of an increase in payroll expense of $.2 million, primarily related to bonuses and the additional wages of an executive officer appointed in 1996, which was partially offset by a $.1 million decrease in expenses related to acquisitions efforts which were not successful. Interest expense for 1996 was $242,000 as compared to $130,000 in 1995. The increase in interest expense was due to debt incurred primarily in connection with the acquisition of McInnes.

YEAR ENDED MARCH 31, 1995 COMPARED TO MARCH 31, 1994

Consolidated results
Net sales for 1995 increased by $9.5 million or 109% to $18.3 million. The reason for the increase is primarily due to 1995 being a full year of operations whereas 1994 included the results of the material handling segment and the motor production systems segment for seven and 10 1/2 months in 1994, respectively. Gross margins of $4.8 million increased by $2.7 million from the
prior year and were 26.1% of sales as compared to 23.9% in 1994.    Selling,
general and administrative expenses increased by $1.4 million to $4.1 million, reflecting the increased level of operations, but decreased as a percent of sales from 31.1% for fiscal 1994 to 22.5% for 1995. The improvements in gross margin and selling, general and administrative expenses were primarily due to cost cutting measures which were implemented in 1994 upon the acquisition of AH and Micafil and the increase in sales, which covered a larger volume of fixed overhead costs. Interest expense increased by $.1 million to $.3 million primarily due to debt issued in connection with the Micafil acquisition being outstanding for a full year. The income tax provision for 1995 was $224,000 and reflects the increased profitability of AH and Micafil. None of this
amount was payable due to the availability of NOLs at AH and Micafil.   NOLs at
AH and Micafil represent preacquisition NOLs which were fully reserved at the time AH and Micafil were acquired by Centrum. In accordance with FAS 109, utilization of these preacquisition NOLs results in a reduction of goodwill and other intangible assets, rather than a reduction of income tax expense. See
Note 9 to the Consolidated Financial Statements.

Results for each of the individual segments are as follows.

Material Handling Systems
Revenues for 1995 were $13.0 million, which was an increase of $7.0 million or 117% of the revenue generated in 1994. The primary reason for the increase is due to 1995 being a full year of operations, as compared to approximately seven months for fiscal 1994. Gross margins of $3.5 million, or 26.9% of sales for 1995 reflected a slight improvement over the prior year's margin of 26.7%. Selling, general and administrative expenses for 1995 were $2.7 million, which is an increase of $1.2 million over 1994. The increase in selling, general and administrative expenses is primarily due to the current year reflecting a full year of operations as compared to approximately seven months for 1994. As a percent of sales, the 1995 selling, general and administrative expenses decreased to 20.8% of sales from 25.0% in 1994. The decrease in 1995 is due to an increase in sales volume which covered a greater proportion of fixed selling, general, and administrative expenses. Interest expense increased from $53,000 in 1994, to $78,000 in 1995 which represents a full year of interest expense during 1995, as compared to approximately seven months in 1994 and is somewhat offset by an overall reduction in the level of debt outstanding at AH.

Motor Production Systems
Revenues for 1995 were $5.3 million, which was an increase of $2.6 million from the prior year. The primary reason for the increase is the resurgence of the automotive industry, which is the segment's primary market, and continued improvements in the appliance and power tool markets. Additionally, results for 1995 represent a full year of operations, whereas 1994 represents only 10 1/2 months. Gross margins of $1.3 million or 24.2% of sales improved over the prior year's gross margin percent of 18.5%. The gross margin improvement is due to the greater volume of sales, which absorbed a larger amount of fixed overhead and larger and more profitable contracts. Selling, general and administrative expenses for 1995 were $.9 million or $.2 million higher than the previous year. As a percent of sales, selling, general and administrative expenses decreased from 25.9% in 1994 to 17.0% in 1995. The decrease represents both the reduction in staffing following Centrum's acquisition of Micafil and the increase in sales volume which covered a greater proportion of fixed selling, general and administrative expenses. Interest expense increased from $113,000 in 1994 to $123,000 in 1995 due to the $1.7 million in debt used to finance the acquisition of Micafil being outstanding for all of 1995 as compared to 10 1/2 months in 1994.

Oil and Gas
The oil and gas segment recorded a loss of $26,500 in 1995 as compared to a loss of $272,000 in 1994. During 1994, as a result of continued uncertainties regarding the timing of future commercial production and potential future cash flows, management determined that the aforementioned factors resulted in economic impairment and recorded a $240,000 provision to write the oil and gas properties down to approximately $89,000, which management believes to be their fair market value. No significant improvements were made to the properties during 1995 or 1994.

Corporate Office
During 1995 and 1994, the corporate office recorded general and administrative
expenses of $.5 million.   Interest expense for 1995 and 1994 was $130,000 and
$72,000, respectively. The increase in interest expense represents a higher level of debt outstanding during 1995, as compared to 1994.


LIQUIDITY AND CAPITAL RESOURCES

CASH PROVIDED BY OPERATING ACTIVITIES
Cash provided by operating activities for the year ended March 31, 1996 was $510,000, which was an improvement from cash used for operating activities of $131,000 and $351,000 for the years ended March 31, 1995 and 1994, respectively. The improvement in operating cash flow reflects the increasing profitability of the consolidated group. During 1996 and 1995, the primary use of cash for operating activities was a $2.2 million and $1.8 million increase, respectively, in accounts receivable, due to the increasing fourth quarter revenues at AH and Micafil. The increases in accounts receivable were partially offset by increases in accounts payable of $1.7 million and $.7 million at March 31, 1996 and 1995, respectively, which reflects the increased level of operations at the operating subsidiaries. Net income for 1996, 1995 and 1994 included depreciation and amortization expense of $314,000, $260,000 and $161,000, respectively, and the recording of a non-cash income tax provision of $191,000 and $224,000, during 1996 and 1995, respectively, for the utilization of fully reserved, preacquisition net operating losses at AH and Micafil. During 1994, a non-cash provision of $240,000 was recorded to write down the assets at LaSalle. See Notes 4 and 9 to the Consolidated Financial Statements.

CASH FLOWS FROM FINANCING AND INVESTING ACTIVITIES
To meet operating expenses and to finance acquisitions, during the period from 1994 through 1996, Centrum relied upon a combination of net proceeds from new capital and debt. During 1996, Centrum initiated a Private Placement Offering ("Offering") for 2.4 million shares of its common stock. The stock is being offered in Units of 12,000 shares at a cost of $18,000 per Unit. Through March 31, 1996, 485,500 shares of common stock have been sold for $637,050, which is net of $91,200 in issuance costs and expenses. The Units are being offered by Continental Capital, Inc. See Item 13, "Certain Relationships and Related Transactions." During 1995, proceeds of $247,000 were generated from the sale of stock to new and existing shareholders.

Centrum also obtained funds for operating expenses from the proceeds of several private placements of debt. Beginning in March 1993, Centrum has offered up to an aggregate amount of $2 million of debentures with common stock warrants for a term of one year from date of sale. Centrum has the option to extend the renewal date for one year periods for a maximum of three years. The attached warrant permits the holder to purchase Centrum stock at $1 per share. Each $10,000 of debt has a warrant for 1,000 shares while the debt is outstanding. Under this private placement, $25,000 principal amount of debentures were sold in 1996, $116,000 principal amount of debentures were sold in 1995, and $493,000 were sold in 1994. During 1996, $75,000 of the debentures previously sold in this private placement were repaid. Beginning in January 1995, Centrum has offered unsecured five year term notes with attached warrants. The notes bear interest at prime plus .5%. The warrants allow the note holder to purchase 20,000 shares of the Company's common stock for each $50,000 of notes held at a purchase price of $1 per share. There were $550,000 of notes sold in 1996 and $650,000 in 1995. The proceeds from these sales were used to fund corporate office operations. During 1996, $83,000 of these notes were repaid. No warrants were exercised in 1996, 1995, or 1994. Subsequent to December 1995, the debt private placements were terminated.

The acquisition of McInnes was primarily financed in the form of new debt agreements and proceeds from the sale of the Company's common stock. The first debt agreement consists of a promissory note issued to a commercial bank for $2,850,000 payable in monthly installments at 1.25% above the prime rate and a line-of-credit for the lesser of $15.5 million or "borrowing base," as defined in the agreement. As of March 31, 1996, approximately $13.2 million in total loans and commitments was available of which the Company had borrowed $7,886,486 and had stand-by letters of credit issued of approximately $4.6 million. The second debt agreement is a Note and Warrant Purchase Agreement which provides for $2.5 million aggregate principal amount of 11% convertible debt with warrants for the purchase of 1,250,000 shares of the Company's common stock for $2 per share. Additional funds to finance the acquisition were obtained through the sale of 485,500 shares of the Company's common stock for net proceeds of $637,050. The remaining funds were provided by the issuance of $1,239,000 aggregate principal amount of term notes which bear interest at 2% per month to certain of the Company's shareholders and directors and are to be repaid by August 1996 from the anticipated proceeds of additional sales from the Offering. The Company has an option to extend repayment on these notes for one six month period.

The acquisition of AH was made through the issuance of common stock.   At March
31, 1995, AH had borrowings of $285,000 under a secured line of credit which permitted borrowings of up to a maximum of either $700,000 or a borrowing base, as defined in the loan agreement. This agreement expired in September 1995.
AH also has $350,000 of term debt borrowings outstanding as of March 31, 1996 and 1995. These notes are for a term of one year and AH has the option to extend the notes for an additional year.

The acquisition of Micafil was made through the issuance of two term notes to the seller. These term notes were for a total of $1,750,000 and provided for
principal and interest payments to be made for a five year period.   During
1995, the Company repaid the remainder of the $100,000 note and reached an agreement to restructure the $1,650,000 note. See Note 7 to the Consolidated Financial Statements.

As further described under Item 1, LaSalle acquired a leasehold interest for all mineral rights. LaSalle acquired the funds to pay the purchase price of $78,691 for the leasehold project and the equipment purchase in the amount of $21,309 from an investment by Centrum. Centrum's management believes that continuance of the pilot program requires minimal additional operating expenditures, and management does not anticipate that any material capital expenditures will be required to determine whether sufficient oil can be recovered to be marketable. LaSalle's ability to generate revenues is dependent upon the recovery of oil reserves which have not been proven to date.

As of March 31, 1996, the Company has executed an option to purchase certain warehousing and office space now being leased by AH for approximately $1,150,000. The terms of this deal are still being negotiated. Centrum has no other material commitments for capital expenditures. Additions to property, plant and equipment were approximately $526,000 in 1996, $99,000 in 1995 and $47,000 in 1994.

The financing provided by the commercial bank (Bank) for the acquisition (Bank
Loan) has been secured by substantially all the real and personal property of Centrum and its direct and indirect subsidiaries and contains various financial, operational and reporting covenants, including a prohibition on the Company from incurring new secured debt or new unsecured debt in excess of certain thresholds or from making any business acquisitions, unless a waiver is first obtained from the Bank. The Bank permits certain management fees and advances to be paid by certain of the Company's subsidiaries to Centrum, and Centrum will use these advances primarily for payment of principal and interest expense and for working capital purposes. Management believes that such management fees and advances are permitted in amounts adequate to service Centrum's financial obligations.

The 11% convertible subordinated debt (Notes) are convertible at any time at the option of the holder (Holders) to shares of the Company's common stock at a price of $2.00 per share. The warrants are exercisable at an initial exercise price of $2.00 per share, subject to various anti-dilution adjustments affecting the exercise price and/or the number of shares subject to the warrants. The Notes are presently secured by the guarantees of two of the Company's subsidiaries, American Handling, Inc. and Micafil, Inc., and the Notes have been subordinated to the Bank Loan. The Notes agreement contains various financial, operational, and reporting covenants and requirements including a requirement that each of the Holders must approve certain financial and operational transactions of the Company, including the incurrence of new secured or unsecured debt, with certain exceptions, and any business acquisitions. Additionally, the Company may not pay dividends or issue additional shares of common stock (with certain exceptions), without the prior approval of the Holders. The Company has also entered into an Equity Holders Agreement, in which the Company has agreed to use its best efforts to cause two persons designated by the Holders to be nominated to the Company's Board of Directors, if requested by the Holders.

At March 31, 1996, the Company has $11.2 million in NOLs available which would reduce income tax payable in future years. However, there are uncertainties related to both the amount and ultimate realization of the NOLs. See Note 9 to the Consolidated Financial Statements.

The Company is involved in routine litigation and various legal efforts incidental to the normal operations of its business. In management's opinion, none of these matters will have a materially adverse effects on the Company's liquidity or results of operations. See also "Environmental Matters," below.

Centrum management believes that sufficient funds for future operations and acquisitions can be raised from persons who are accredited investors in accordance with the private offering requirements of federal and state securities laws and through funds available under the line of credit agreement and through cash flows generated by the operating subsidiaries.


ENVIRONMENTAL MATTERS

The Company's continuing compliance with existing federal, state and local provisions dealing with the protection of the environment is not expected to have a material effect upon the Company's capital expenditures, earnings, competitive position or liquidity.

EBA is a direct defendant in two governmental cost recovery actions and other related private party actions at a waste disposal site. With regard to the most significant cost recovery action, EBA has negotiated a settlement which has been approved in federal court. In addition, EBA and other parties are responsible for performing certain cleanup work at the site pursuant to a government order.

Private party suits and actual cleanup costs in excess of governmental estimates can affect the reliability of the Company's loss estimates. In addition, unasserted claims are not reflected in the Company's cost estimates. Pursuant to the environmental statutes, the Company may be found jointly and severally liable to the government for cleanup costs; however, management believes that the current status of government settlements and group cleanup participation at the site indicates that the liability will be shared by responsible parties. Currently, there are at least 14 parties participating in various settlements of the cost recovery actions, and 18 parties participating in a pro rata cost sharing arrangement with respect to the site cleanup work. The Company has negotiated an insurance settlement which requires the carrier to reimburse the Company for site expenses, subject to a ceiling. At March 31, 1996, the Company has recorded liabilities of $695,800, of which $350,000 is recorded as a current liability. At March 31, 1996, the Company has recorded a receivable from its insurance carrier which is included in current assets. Funds are expected to be paid over approximately three years. The total anticipated site costs and private suits are not expected to materially exceed the recorded accruals and insurance settlement.


OUTLOOK

Operating revenues are expected to increase in 1997 due primarily to the inclusion of McInnes' results for the full year. Backlogs for the Metal Forming Operations have increased 29% to $16 million from December 1995 to April 1996. Sales for this segment are expected to exceed $40 million during 1997. AH has achieved revenue growth of 50% and 29% for 1996 and 1995 (on an annualized basis), respectively. However, AH may not be able to sustain the significant revenue gains experienced over the past two years due to general economic conditions as well as operational constraints. Operations at Micafil are expected to be strong throughout 1997 given the backlogs which currently exist. Interest expense for 1997 is expected to increase by approximately $1.4 million to $2 million, assuming consistent interest rates and amounts outstanding, primarily due to the debt incurred with the acquisition of McInnes. The Company has bonus programs in place which result in the granting of 12 1/2% to 25% of each segment's pre tax profit, before intercompany management charges, which will reduce future profit improvements proportionally.  Each segment is
considered to be a separate unit for profit sharing purposes.   During 1997,
management will work to improve operating results at its existing subsidiaries and to integrate the operations of McInnes. In addition, management will continue to investigate potential acquisitions which operate in niche markets and have strong barriers to entry.

This annual report on Form 10-K, including "Business" and "Management's Discussion and Analysis of Results of Operations and Financial Condition," contains forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to: the impact of the level of the Company's indebtedness; the impact of changes in interest rates on the Company's variable rate borrowings; restrictive covenants contained in the Company's various debt documents; general economic conditions; the Company's dependence on a few large customers; price fluctuations in the raw materials used by the Company, particularly steel; competitive conditions in the Company's markets; and the impact of federal, state and local environmental requirements (including the impact of current or future environmental claims against the Company). As a result, the Company's operating results may fluctuate, especially when measured on a quarterly basis.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Index to Financial Statements and Financial Statement Schedules

Financial Statements:
                                                                                                    Page
                                                                                                    ----
         Report of Independent Accountants                                                            22

         Consolidated Balance Sheet at March 31, 1996 and 1995                                        23

         Consolidated Statement of Operations for the three
            years ended March 31, 1996                                                                24

         Consolidated Statement of Changes in Shareholders' Equity
            for the three years ended March 31, 1996                                                  25

         Consolidated Statement of Cash Flows for the
            three years ended March 31, 1996                                                       26-27

         Notes to Consolidated Financial Statements                                                28-46

Financial Statement Schedule for the three years ended March 31, 1996

         II - Valuation and Qualifying Accounts                                                       47

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

This item is not applicable.

                       Report of Independent Accountants



To the Board of Directors and Shareholders of Centrum Industries, Inc.


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Centrum Industries, Inc. and its subsidiaries at March 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 2 to the consolidated financial statements, on March 8, 1996, the Company acquired McInnes Steel Company.



PRICE WATERHOUSE LLP
Toledo, Ohio
June 7, 1996

CENTRUM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

                                                                                       March 31,
                                                                                1996               1995
Assets
Current assets:
   Cash and cash equivalents                                                  $ 2,100,749         $  472,673
   Accounts receivable, less allowance for doubtful
    accounts of $93,761 and $60,658, respectively                              10,979,166          3,273,719
   Cost and estimated earnings in excess of
    billings on uncompleted contracts                                             372,699            482,044
   Inventories, net                                                             9,395,244          1,111,196
   Prepaid expenses and other                                                     347,307             53,737
                                                                              -----------         ----------
        Total current assets                                                   23,195,165          5,393,369
                                                                              -----------         ----------
Oil and gas properties                                                             88,908             88,908
                                                                              -----------         ----------
Property, plant and equipment, net                                             11,062,201          1,121,981
                                                                              -----------         ----------
Other assets:
   Deferred income tax benefits                                                 2,066,393
   Goodwill, less accumulated amortization of
    $404,494 and $286,510, respectively                                         2,439,616          2,786,891
   Debt issuance costs                                                          1,133,412             50,638
   Other                                                                          626,053            105,549
                                                                              -----------         ----------
        Total other assets                                                      6,265,474          2,943,078
                                                                              -----------         ----------
          Total assets                                                        $40,611,748         $9,547,336
                                                                              ===========         ==========

Liabilities and Shareholders' Equity
Current liabilities:
   Bank line of credit                                                        $ 7,886,486         $  285,000
   Current portion of long-term debt                                            2,976,425            186,726
   Accounts payable                                                             9,506,022          2,433,680
   Accrued employee costs                                                       1,012,655            347,243
   Accrued interest                                                               138,055            274,471
   Deposits                                                                       268,394            289,009
   Income taxes payable                                                           251,143
   Deferred income taxes                                                          122,974
   Other accrued expenses                                                       2,057,523            615,972
                                                                              -----------         ----------
        Total current liabilities                                              24,219,677          4,432,101
                                                                              -----------         ----------
Long-term debt, less current portion                                           11,982,409          3,609,487
                                                                              -----------         ----------
Other liabilities                                                                 826,670
                                                                              -----------         ----------
Commitments and contingent liabilities (Note 10)

Shareholders' equity:
   Preferred stock - $.05 par value, 1,000,000 shares
    authorized, 70,000 issued and outstanding (liquidation
    preference of $10 per share)                                                    3,500              3,500
   Common stock - $.05 par value, 15,000,000 shares
    authorized, 6,170,860 and 5,745,360 issued and
    outstanding at March 31, 1996 and 1995, respectively                          308,543            287,268
   Additional paid-in capital                                                   5,318,767          4,068,038
   Accumulated deficit                                                         (2,047,818)        (2,853,058)
                                                                              -----------         ----------
        Total shareholders' equity                                              3,582,992          1,505,748
                                                                              -----------         ----------
          Total liabilities and shareholders' equity                          $40,611,748         $9,547,336
                                                                              ===========         ==========

The accompanying notes are an integral part of the consolidated financial statements.

CENTRUM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS


                                                                             FOR THE YEARS ENDED
                                                                                  MARCH 31,
                                                                     1996            1995          1994
Net sales                                                        $27,525,702      $18,292,696       $ 8,760,667
Cost of goods sold                                                20,306,567       13,516,489         6,668,265
                                                                 -----------      -----------       -----------
   Gross profit                                                    7,219,135        4,776,207         2,092,402
Selling, general and administrative
 expenses                                                          5,753,561        4,118,368         2,721,700
                                                                 -----------      -----------       -----------
   Operating income (loss)                                         1,465,574          657,839          (629,298)
                                                                 -----------      -----------       -----------
Other income (expense):
   Interest income                                                    18,206            2,638            10,540
   Interest expense                                                 (515,538)        (331,287)         (238,047)
   Provision for impairment of oil and
    gas properties (Note 4)                                                                            (240,338)
   Miscellaneous                                                      94,812           57,737           (15,754)
                                                                 -----------      -----------       -----------
     Total other expense                                            (402,520)        (270,912)         (483,599)
                                                                 -----------      -----------       -----------
Income (loss) before income taxes                                  1,063,054          386,927        (1,112,897)
                                                                 -----------      -----------       -----------

Provision for income taxes:
   Current                                                           448,838
   Deferred                                                         (191,024)         223,679
                                                                 -----------      -----------       -----------
   Total provision for income taxes                                  257,814          223,679
                                                                 -----------      -----------       -----------

Net income (loss)                                                $   805,240      $   163,248       $(1,112,897)
                                                                 ===========      ===========       ===========

Net income (loss) per common share:                              $       .13      $       .03       $      (.26)
                                                                 ===========      ===========       ===========

Weighted average number of common
 and common equivalent shares                                      6,243,174        5,850,005         4,280,741
                                                                 ===========      ===========       ===========


The accompanying notes are an integral part of the consolidated financial statements.

CENTRUM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY




                                     Preferred Stock                Common Stock            Additional
                                  --------------------          ---------------------        Paid-in      Accumulated
                                  Shares         Amount         Shares         Amount        Capital        Deficit
Balance,
 March 31, 1993                     70,000         $3,500      2,611,436       $130,572     $1,683,741    $(1,903,409)
   Issuance of common stock                                    2,861,620        143,081      2,150,919
   Net loss for year                                                                                       (1,112,897)
                                    ------         ------      ---------       --------     ----------    -----------

Balance,
 March 31, 1994                     70,000          3,500      5,473,056        273,653      3,834,660     (3,016,306)
   Issuance of common stock                                      272,304         13,615        233,378
   Net income for year                                                                                        163,248
                                    ------         ------      ---------       --------     ----------    -----------

Balance,
 March 31, 1995                     70,000          3,500      5,745,360        287,268      4,068,038     (2,853,058)

   Purchase of stock                                             (60,000)        (3,000)       (57,000)
   Issuance of common stock                                      485,500         24,275        612,775
   Issuance of warrants                                                                        600,000
   Issuance of options                                                                          94,954
   Net income for year                                                                                        805,240
                                    ------         ------      ---------       --------     ----------    -----------

Balance,
 March 31, 1996                     70,000         $3,500      6,170,860       $308,543     $5,318,767    $(2,047,818)
                                    ======         ======      =========       ========     ==========    ===========




The accompanying notes are an integral part of the consolidated financial statements.

CENTRUM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                             FOR THE YEARS ENDED
                                                                                  MARCH 31,
                                                                     1996             1995           1994
Cash flows from operating activities:
   Net income (loss)                                             $    805,240     $   163,248      $(1,112,897)
   Adjustments to reconcile net income (loss) to
    net cash provided by (used for) operating activities:
     Depreciation                                                     157,573          82,276           51,645
     Amortization                                                     156,711         177,557          108,953
     Deferred income taxes                                           (191,024)
     Reduction of goodwill for utilization of
      preacquisition net operating loss                               190,564         223,679
     Provision for impairment of oil and gas properties                                                240,338
     Changes in assets and liabilities that provided
      (used) operating cash, net of acquisitions:
        Accounts receivable                                        (2,216,194)     (1,848,417)          46,922
        Costs and estimated earnings in excess
         of billings on uncompleted contracts                         109,345          67,411         (370,196)
        Inventories                                                  (111,597)        141,520          (72,754)
        Accounts payable                                            1,664,084         731,367          747,988
        Prepaid expenses and other                                   (213,923)            (31)         167,202
        Accrued expenses and other                                    159,144         130,188         (158,433)
                                                                 ------------     -----------      -----------

             Net cash provided by (used for)
              operating activities                                    509,923        (131,202)        (351,232)
                                                                 ------------     -----------      -----------

Cash flows from investing activities:
   Purchase of McInnes, net of cash acquired                      (12,306,627)
   Additions to oil and gas properties                                                                  (8,671)
   Purchase of property and equipment                                (525,940)        (98,768)         (38,350)
   Proceeds from disposal of equipment                                 10,000
   Payment received on note receivable                                                                  50,500
   Proceeds from sale of marketable equity
    securities                                                                         34,000
                                                                 ------------     -----------      -----------
             Net cash provided by (used for)
              investing activities                               $(12,822,567)    $   (64,768)     $     3,479
                                                                 ------------     -----------      -----------

The accompanying notes are an integral part of the consolidated financial statements.

CENTRUM INDUSTRIES, INC. AND SUBSIDIARIES

                                                                             FOR THE YEARS ENDED
                                                                                  MARCH 31,
                                                                     1996            1995          1994
Cash flows from financing activities:
   Proceeds from issuance of notes payable                        $ 6,386,136        $ 774,501    $  565,902
   Debt issue costs                                                  (884,501)
   Repayments of notes payable                                       (339,450)        (331,000)     (170,189)
   Net proceeds (repayments) on short-term debt                     7,601,485         (109,000)     (125,200)
   Proceeds from the issuance of common stock                         637,050          246,993
   Proceeds from issuance of warrants                                 600,000
   Repurchase of common stock                                         (60,000)
                                                                  -----------        ---------    ----------

             Net cash provided by financing
              activities                                           13,940,720          581,494       270,513
                                                                  -----------        ---------    ----------

Increase (decrease) in cash and cash equivalents                    1,628,076          385,524       (77,240)

Cash and cash equivalents at beginning of year                        472,673           87,149       164,389
                                                                  -----------        ---------    ----------

Cash and cash equivalents at end of year                          $ 2,100,749        $ 472,673    $   87,149
                                                                  ===========        =========    ==========

Supplemental disclosure of cash flow information:
   Cash paid for interest                                         $   651,954        $ 282,635    $  117,036
                                                                  ===========        =========    ==========

Supplemental disclosures of non-cash financing
 and investing activities:
   Issuance of options to purchase 110,333
    shares of common stock at $.64 per share                      $    94,954
                                                                  ===========
   Issuance of 2,861,620 shares of common
    stock in exchange for all of the outstanding
    common stock of American Handling, Inc.                                                       $2,294,000
                                                                                                  ==========
   Issuance of promissory notes for all of the
    outstanding common stock of Micafil, Inc.                                                     $1,750,000
                                                                                                  ==========


The accompanying notes are an integral part of the consolidated financial statements.

CENTRUM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  1.     NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BUSINESS
         Centrum Industries, Inc. (the Company) is a holding company. At March 31, 1996, the Company's subsidiaries included the following companies:

         - McInnes Steel Company (McInnes or Metal Forming Operations) - McInnes, with operating subsidiaries located in Northwestern Pennsylvania, produces open die steel forgings for the power generation, compressor and other industrial markets. McInnes also produces seamless steel rolled rings for bearing and special machine manufacturers and nonferrous castings for the glass container manufacturers and pump and valve industries. Sales of McInnes' products are made to both domestic and international customers. McInnes was purchased by Centrum on March 8, 1996 (see
             Note 2).

         - American Handling, Inc. (AH or Material Handling Systems) - AH, located in Cleveland, Ohio, designs, manufactures and installs material handling equipment for various domestic manufacturing companies.

         - Micafil, Inc. (Micafil or Motor Production Systems) - Micafil, located in Dayton, Ohio, manufactures armature winding machines and completed production systems primarily for domestic customers in the appliance and automotive industries.

         - LaSalle Exploration, Inc. (LaSalle or Oil and Gas) - LaSalle was formed to explore for oil through a shallow sand waterflood project on eight acres in Northeastern Ohio.

         CONSOLIDATION
         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated.

         USE OF ESTIMATES
         The preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         DERIVATIVE FINANCIAL INSTRUMENTS
         Derivative financial instruments are utilized by the Company to reduce foreign exchange risks relating to export sales. The Company does not hold or issue derivative financial instruments for trading purposes.

         Gains or losses on contracts designated as hedges for identifiable foreign currency firm commitments are deferred and included in the measurement of the related foreign currency transaction.

CENTRUM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  1.     NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED)

         DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)
         At March 31, 1996, the Company had one forward exchange contract to purchase German marks totaling approximately $362,000. The notional value of the contract is equal to the sale of inventory, payment for which is denominated in German marks. The contract expires on May 15, 1996. The counterparties to the Company's derivative financial instrument contracts are multinational commercial banks or other financial institutions. Neither the risks of counterparty nonperformance nor the economic consequences of counterparty nonperformance associated with these contracts are considered by the Company to be material.

         DEBT ISSUANCE COSTS
         Debt issuance costs are deferred and amortized over the life of the related note utilizing the interest method for debt with scheduled principal payments, otherwise utilizing the straight-line method over the life of the debt agreement. Accumulated amortization was $42,033 and $17,132 at March 31, 1996 and 1995, respectively.

         ENVIRONMENTAL LIABILITIES AND EXPENDITURES
         The Company expenses environmental expenditures related to existing conditions resulting from past or current operations and from which no current or future benefit is discernible. The Company determines its liability on a site-by-site basis and records a liability at the time when it is probable and can be reasonably estimated. Unasserted claims are not included in the estimated liability. The Company's estimated liability is reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of the relevant costs. The estimated liability of the Company is not discounted or reduced for possible recoveries from insurance carriers.

         INVENTORIES
         Inventories are valued at the lower of cost or market. Inventory cost at Micafil is principally determined by the specific identification method. Effective April 1, 1995, to better match revenues and expenses, the Company changed its method of accounting for inventories, other than those held by Micafil, from the first in, first out (FIFO) method to the last in, first out (LIFO) method. The effect of the change was not material. At March 31, 1996, approximately 94% of inventory is valued on the LIFO method.

CENTRUM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  1.     NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED)

         OIL AND GAS PROPERTIES
         The Company uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties and costs of uncompleted wells that find proved reserves, including costs to drill and equip exploratory wells and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves and geological and geophysical costs are charged to expense when incurred.

         Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. Support equipment and other property and equipment are depreciated over their estimated useful lives.

         GOODWILL
         The Company has classified as goodwill the cost in excess of fair value of the net assets acquired in the AH purchase transaction. Goodwill is being amortized by the straight-line method over 20 years, which is the period expected to be benefitted. Management reviews goodwill and other long-lived assets for impairment whenever events and circumstances indicate that recovery of the asset's carrying value is unlikely. In performing the reviews for recoverability, management compares the carrying value of the asset against the estimated future cash flows expected to result from the use of the asset and its eventual disposition. If the cash flows are less than the carrying value, the asset is written down to its estimated fair market value.

         PROPERTY, PLANT AND EQUIPMENT
         Property, plant and equipment is stated at cost. Depreciation is computed over the estimated useful lives using the straight-line method for financial reporting purposes.

         REVENUE RECOGNITION
         Sales of products and services, primarily made by McInnes and AH, are recognized as products are shipped and services are performed.

         The estimated sales value of performance under significant contracts, primarily relating to armature winding equipment and completed production systems supplied by Micafil, is recognized under the percentage-of-completion method of accounting measured by the contract costs incurred to date as a percentage of total estimated contract costs. Sales and gross profit are adjusted prospectively for revisions in estimated total contract costs and contract values. Contracts executed by Micafil generally have terms of less than one year.

CENTRUM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  1.     NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED)

         FINANCIAL INSTRUMENTS
         The carrying amount of the Company's financial instruments, which include cash and cash equivalents, accounts receivable, marketable equity securities, accounts payable and foreign exchange contracts approximate their fair market values at March 31, 1996 and 1995. Variable rate debt and debt maturing within one year with a carrying value of $18,323,834 approximates its fair market value at March 31, 1996. Long-term, fixed rate debt with a carrying value of $4,521,486 had a fair market value of approximately $3,660,000 at March 31, 1996. The carrying value of short and long-term debt approximated its fair market value at March 31, 1995.

         CONCENTRATIONS OF CREDIT RISK
         Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company sells its products to distributors and original equipment manufacturers in a variety of industries including the automotive and consumer durable products industries. The Company performs continuing credit evaluations of its customers and, in certain circumstances, the Company may require letters of credit from its customers. Historically, the Company has not experienced significant losses related to receivables from individual customers or groups of customers in any particular industry or geographic area.

         PENSION PLANS
         Annual net periodic pension costs under the Company's defined benefit pension plans, arising from the acquisition of McInnes, are determined on an actuarial basis. The Company's policy is to fund these costs as accrued, including the amortization of obligations arising due to plan amendments over the period benefited, through deposits with the trustee. Benefits are determined based upon employees' length of service.

         POSTRETIREMENT BENEFITS OTHER THEN PENSIONS
         Annual net postretirement benefits liability and expenses, arising from the acquisition of McInnes, are determined on an actuarial basis. The Company's current policy is to pre- fund these benefits to the extent allowable under current IRS guidelines. Benefits are determined primarily based upon employees' length of service and include applicable employee cost sharing.

         INCOME TAXES
         Current tax liabilities and assets are recognized for the estimated taxes payable or refundable on the tax returns for the current year. Deferred tax liabilities or assets are recognized for the estimated future tax effects attributable to temporary differences and carryforwards that result from events that have been recognized in either the financial statements or the tax returns, but not both. The measurement of current deferred tax liabilities and assets is based on provisions of enacted tax laws. Deferred tax assets are reduced, if necessary, by the amount of any tax benefits that are not expected to be realized.

CENTRUM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  1.     NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED)

         EARNINGS (LOSS) PER SHARE
         Primary earnings (loss) per common and common equivalent share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the respective periods, computed in accordance with the assumptions required by the treasury stock method. Common equivalent shares include shares that would be issuable upon the exercise of outstanding warrants and options reduced by the number of shares that are assumed to be purchased by the Company with the proceeds from the exercise of the warrants and options. The shares purchased by the Company are assumed to be purchased at the average market price existing during the respective years and exclude options and warrants that are anti-dilutive.

         STATEMENT OF CASH FLOWS
         For purposes of the consolidated statement of cash flows, the Company considers all cash and highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

         RECLASSIFICATIONS
         Certain prior year amounts have been reclassified to conform to the current year's presentation.


  2.     ACQUISITIONS

         On March 8, 1996 the Company purchased all of the outstanding stock of McInnes through a subsidiary merger. The purchase method of accounting was used to account for this business combination. The total purchase price of approximately $12,300,000 was financed primarily in the form of new debt agreements and proceeds from the sale of the Company's common stock. The first debt agreement consists of a promissory note issued to a commercial bank for $2,850,000 payable monthly at 1.25% above the prime rate and a line-of- credit for the lesser of $15,500,000 or "borrowing base," as defined in the agreement. The second debt agreement is a Note and Warrant Purchase Agreement which provides for $2,500,000 aggregate principal amount of 11% convertible debt with warrants for the purchase of 1,250,000 shares of the Company's common stock for $2 per share. Additional funds to finance the acquisition were obtained through the sale of 485,500 shares of the Company's common stock for net proceeds of $637,050. The remaining funds were provided by the issuance of $1,239,000 aggregate principal amount of term notes which bear interest at 2% per month to certain of the Company's shareholders and directors.

CENTRUM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  2.     ACQUISITIONS (CONTINUED)

         On May 17, 1993, the Company agreed to purchase all of the outstanding capital stock of Micafil. The purchase method of accounting was used to account for this business combination. The total purchase price of approximately $1,750,000 was in the form of two promissory notes issued to the seller. The first promissory note, in the amount of $1,650,000, has been restructured as discussed at Note 7. The second promissory note was in the amount of $100,000 plus interest at 8% with a $52,333 principal and interest payment due December 30, 1993 and the final principal and interest payment due March 31, 1994. The second note was repaid during 1995. The principal amount of the second note includes $84,000 relating to a non-competition agreement.

         On September 2, 1993, the Company purchased all of the outstanding stock of AH through a subsidiary merger. The purchase method of accounting was used to account for this business combination. AH became a wholly-owned subsidiary of the Company, and holders of issued and outstanding shares of AH common stock received an aggregate amount of 2,861,620 shares of the Company's common stock with an estimated fair market value of $2,294,000.

         The operating results of each acquisition are included in the Company's consolidated statement of operations from the respective dates of acquisition.

         The following unaudited information presents the Company's results of operations for the years ended March 31, 1996 and 1995 as if the acquisitions of McInnes had occurred at the beginning of each of the periods presented. The pro forma information is not necessarily indicative of the results of operations which would have actually been obtained during such periods.

                                                                            FOR THE YEARS ENDED
                                                                       MARCH 31,         MARCH 31,
                                                                         1996               1995

                                                                                (UNAUDITED)
         Sales                                                         $62,248,000        $52,408,000
         Net loss                                                      $(2,177,000)       $(2,366,000)
         Net loss per common share                                     $      (.31)       $      (.34)

         Weighted average number of common
          and common equivalent shares                                   6,937,750          6,997,550

CENTRUM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  3.     INVENTORIES

         Inventories consisted of the following at March 31:

                                                                           1996             1995
             Raw materials                                               $5,035,001       $  515,308
             Work in process                                              4,332,492          248,297
             Finished goods                                                 305,798          455,176
                                                                         ----------       ----------
                                                                          9,673,291        1,218,781
             LIFO reserve                                                   172,720
             Reserve for excess of cost over market                        (450,767)        (107,585)
                                                                         ----------       ----------
                                                                         $9,395,244       $1,111,196
                                                                         ==========       ==========


  4.     OIL AND GAS PROPERTIES

  Oil and gas properties consist of the following at March 31, 1996 and 1995:

           Mineral interests in oil and gas properties                   $   78,691
           Development costs                                                 10,217
                                                                         ----------
                                                                         $   88,908
                                                                         ==========

         The entire balance of the Company's oil and gas properties represents one shallow sand waterflood project. As the project is still in the development stage, no determination can presently be made as to the extent of proved oil reserves, if any, that may be contained in the project. During 1994, due to continued uncertainties regarding the timing of future commercial production and potential future cash flows, management determined that the aforementioned factors, as to the timing or magnitude of future production, resulted in economic impairment. As a result, management recorded a $240,338 provision to write the properties down to $88,908, which management believes approximates the fair market value at March 31, 1996 and 1995.


  5.     PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consisted of the following at March 31:

                                                                           1996             1995
           Land                                                         $   298,679       $   44,249
           Building                                                       3,038,821          675,697
           Machinery and equipment                                        7,455,583          261,647
           Furniture and fixtures                                           331,209          236,861
           Vehicles                                                         252,469           60,514
                                                                        -----------       ----------
               Total                                                     11,376,761        1,278,968
           Less accumulated depreciation                                   (314,560)        (156,987)
                                                                        -----------       ----------
                                                                        $11,062,201       $1,121,981
                                                                        ===========       ==========

CENTRUM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  6.     BANK LINE OF CREDIT

         In connection with the acquisition of McInnes, a new debt agreement was entered into with Huntington National Bank (Huntington) which permits the Company to borrow up to $15,500,000 on a revolving basis, subject to available collateral, which consists of eligible accounts receivable, equipment and inventory. Interest accrues on the unpaid portion of the borrowings at the Huntington's prime rate (8.25% at March 31, 1996) plus .75%. Borrowings under the agreement and commitments for a stand by letter of credit are secured by all of McInnes' cash, trade and other accounts receivable, inventory, equipment and intangible assets. In addition, Huntington has either a first or second secured interest in McInnes' real property. The total carrying value of security at March 31, 1996, including second mortgages, was $27,723,000. At March 31, 1996, approximately $13.2 million in total loans and commitments was available of which the Company had borrowed $7,886,486 and had commitments relating to a stand by letter of credit of approximately $4.6 million.

         The agreement places, among other things, restrictions or limitations on McInnes' ability to pay dividends, to pay management fees to other affiliates or Centrum, and to make capital expenditures and incur rent expense exceeding certain specified levels in any year. The agreement requires McInnes to maintain minimum specified tangible net worth levels, maintain a specified fixed charge coverage ratio and not exceed a specified ratio of total liabilities to tangible net worth. At March 31, 1996, McInnes was not in compliance with two of the covenants. Huntington has waived compliance with respect to these covenants through September 30, 1996 at which time management believes McInnes will be in compliance.

         The agreement also requires the Company to pay monthly collateral administration and an annual facility fees aggregating $96,000 per year and contains early termination fees of up to $370,000. The agreement expires on February 28, 1999.

         During 1995, AH had a secured bank line of credit in the maximum amount of $700,000 or "borrowing base," as defined in the loan agreement, if lower. At March 31, 1995, the entire line of credit was available. Under the agreement, interest was payable monthly at the bank's prime rate plus 2%. A commitment fee, computed at the rate of 1/2 of 1% per annum on the average daily unused amount of the total bank commitment, was payable quarterly. This agreement terminated on September 30, 1995.


  7.     LONG-TERM DEBT

         Long-term debt consisted of the following at March 31:

                                                     1996             1995

         Note payable to Huntington National
         Bank in monthly installments of $39,584.
         The note bears interest at the prime
         rate (8.25% at March 31, 1996) plus
         1.25%.  Outstanding principal and
         accrued interest are due on April 1,
         1999.  This note is secured by the
         property specified by the Huntington
         line of credit (see Note 6).           $  2,810,416

CENTRUM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  7.     LONG-TERM DEBT (CONTINUED)

                                                                                        1996            1995
         $2.5 million aggregate principal amount of 11% convertible, unsecured subordinated notes and warrants.  The notes are convertible for up to
          1,250,000 shares of Centrum's  common stock and include
          warrants for the purchase of 1,250,000 shares of Centrum's common stock at $2 per share.  The notes are recorded net of $600,000 allocated to the warrants.  The implicit interest rate on the note is
          14.5% and the outstanding balance is due in March 2001.  This agreement places certain restrictions on the Company, including the requirement that the holders of the notes approve, in advance, any dividends, the incurrence of new debt (with certain exceptions), and acquisitions.
                                                                                  $  1,900,000

          Industrial development revenue bonds payable in annual installments.
          Interest is set at a daily variable rate (1996 weighted average rate was 3.36%) and payable monthly.  The bonds mature on November 1,
          2001.  McInnes pays an annual commitment fee of 3% on the amount committed under a direct pay letter of credit issued by a bank as a credit enhancement for the bonds.  This note is secured by the
          property specified by the Huntington line of credit (see Note 6).          4,500,000


          Note payable to the former owner of Micafil, originally due in monthly installments of $33,456 including interest at 8% per annum.  The note is secured by the land and building at Micafil.  (Total carrying value of the security was $736,830 at March 31, 1996).  During 1995, an agreement was reached to restructure this note.  Under the revised terms of the note, $50,000 in accrued interest was paid by the
          Company and $146,948 in accrued interest was forgiven by the creditor.  The revised terms specify monthly installments of $13,346, including interest at an implicit rate of 8.61% per annum, through
          June 2005.  A balloon payment of $1,452,384, with interest accruing at 8.61% from the date of the restructuring, will be payable in June
          2005.                                                                      1,671,361    $  1,536,213


          Unsecured notes payable to shareholders and directors
          of the Company.  The notes bear interest at 2% per
          month.  The notes are to be repaid by August 1996.
          The notes can be extended by the Company for one six
          month period.                                                              1,239,000




CENTRUM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  7.     LONG-TERM DEBT (CONTINUED)

                                                                                        1996            1995
         Unsecured notes payable to individuals, including $405,000 and
          $425,000 at March 31, 1996 and 1995, respectively, to certain shareholders of the Company.  The notes bear interest at 10% to 12%
          with interest payable semi-annually.  The notes are due one year after being issued and may be renewed for an additional term of one
          year at the Company's option.  (A)                                     $   675,000      $  745,000

         Unsecured notes payable to individuals, including $275,000 and
          $313,000 at March 31, 1996 and 1995, respectively, to certain shareholders of the Company, with attached warrants.  The notes are for a term of one year at the rate of 10% per annum.  Principal and interest payments are due one year from the note date.  The attached warrants allow the note holders to purchase 1,000 shares of the
          Company's common stock for each $10,000 of notes held at a purchase
          price of $1 per share. (B)                                                 659,000         709,000

         Unsecured five year term notes payable to individuals, including
          $555,000 and $500,000 at March 31, 1996 and 1995, respectively, to certain shareholders of the Company, with attached warrants.  The notes bear interest at prime (8.25% at March 31, 1996) plus 0.5% to
          1.0%.  Principal and interest payments are due monthly.  The attached warrants allow the note holders to purchase 20,000 shares of the
          Company's common stock for each $50,000 of notes held at a purchase
          price of $1 per share.                                                   1,117,348         650,000

         City of Erie Enterprise Development Zone term note payable in monthly principal and interest installments of $4,625.  The note bears interest at 3% per annum and matures on November 2, 2002.  The note is secured by specific property with a carrying value of $866,729 at
          March 31, 1996.                                                            330,709

         Unsecured note payable to an individual with interest imputed at 8.66%
          per annum.  Payments under the note agreement are due as follows:
          $100,000 in August 1995 and $56,000 in August 1996; with interest applied at the prime lending rate.
                                                                                      56,000         156,000
                                                                                 -----------      ----------
                                                                                  14,958,834       3,796,213
         Less current maturities                                                  (2,976,425)       (186,726)
                                                                                 -----------      ----------
         Noncurrent portion of long-term debt                                    $11,982,409      $3,609,487
                                                                                 ===========      ==========

CENTRUM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  7.     LONG-TERM DEBT (CONTINUED)

  (A) The unsecured notes payable to individuals contain an option that permits the Company to extend the notes for one year. Management intends to extend the notes that mature in fiscal 1997; accordingly, such notes have been classified as noncurrent.

  (B) The unsecured notes payable to individuals with attached warrants contain an option that permits the Company to extend the notes for two additional one year terms. Management intends to extend the notes that mature in fiscal 1997; accordingly, such notes have been classified as noncurrent.

         The aggregate scheduled maturities of long-term debt for the fiscal years subsequent to March 31, 1996 are as follows:

           1997                                                                  $ 2,976,425
           1998                                                                    2,767,204
           1999                                                                    2,921,769
           2000                                                                    1,128,219
           2001                                                                    2,717,966
           Thereafter                                                              2,447,251
                                                                                 -----------
                                                                                 $14,958,834
                                                                                 ===========


  8.     POSTEMPLOYMENT BENEFITS

         PENSION PLANS
         McInnes has two noncontributory defined benefit pension plans covering substantially all of its hourly employees. Monthly benefits are based upon a rate per year of service and vest upon the completion of five years of service. The Company's funding policy is to contribute amounts sufficient to satisfy ERISA funding requirements.

         Following is a summarization of the funded status and amounts recognized for the McInnes' defined benefit pension plans in the consolidated balance sheet at March 31, 1996:

                                                                    ASSETS                     ACCUMULATED
                                                                    EXCEED                       BENEFITS
                                                                  ACCUMULATED                     EXCEED
                                                                   BENEFITS                       ASSETS
         Projected benefits obligation                              $(3,752,913)                 $(338,046)
         Plan assets at fair value, primarily
          intermediate bonds and common stock                         3,950,115                    247,016
                                                                    -----------                  ---------
         Projected benefit obligation less than (in
          excess of) plan assets                                        197,202                    (91,030)
         Unrecognized net (gain) loss                                     4,427                    (15,568)
                                                                    -----------                  ---------
         Prepaid (accrued) pension cost                             $   201,629                  $(106,598)
                                                                    ===========                  =========

CENTRUM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  8.     POSTEMPLOYMENT BENEFITS (CONTINUED)

         PENSION PLANS (CONTINUED)
         At March 31, 1996, $3,577,873 of projected benefit obligations were vested. Net pension cost for the defined pension plans for the period from March 8, 1996 (the date the Company acquired McInnes) through March 31, 1996 was not material.

         The discount rates used in determining the actuarial present value of the projected benefit obligations was 7.50% at March 31, 1996. The expected long-term rate of return on plan assets was 8.0%.

         McInnes, Micafil and AH also sponsor individual 401(k) profit sharing plans covering substantially all salaried employees. The Company's contributions to these plans in 1996, 1995 and 1994 were $50,900, $33,600 and $37,900, respectively.

         OTHER POSTEMPLOYMENT BENEFITS
         Certain of the McInnes' employees are entitled to other postemployment benefits (OPEBs), comprised primarily of health insurance benefits under the terms of various agreements and based on a specified amount per month. At March 31, 1996, OPEB liabilities, net of plan assets, of $112,000 are included in the Other Liabilities caption of the consolidated balance sheet.

         The funded status of the plans at March 31, 1996 was as follows:

         Actuarial present value of:
            Fully eligible active participants                  $   (53,000)
            Other active participants                              (128,000)
            Retired participants                                 (1,093,000)
                                                                -----------

         Accumulated benefit obligation                          (1,274,000)
         Plan assets at fair value                                1,253,000
                                                                -----------
         Unfunded status                                            (21,000)
         Unrecognized net loss                                      (91,000)
                                                                -----------

         Net postretirement benefit liability                   $  (112,000)
                                                                ===========

         The net periodic postretirement benefit cost for the period from March 8, 1996 through March 31, 1996 was not material.

         Investments in these plans consist of investments in money market funds, fixed income securities, investment contracts and equity mutual funds.

         As of March 31, 1996, the discount rate was 7.50%. A medical costs trend rate of 6% per year is assumed up to a maximum benefit of $3,120 per year pre age 65 and $924 post age 64. An increase in the assumed medical trend rate of 1% would increase the accumulated post retirement benefit obligation as of March 31, 1996 by approximately $7,000. The effect of an increase in the assumed medical trend rate of 1% on the service and interest cost components for the period ended March 31, 1996 would not be material.

CENTRUM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  9.     INCOME TAXES

         The difference between the total income tax provision computed using the federal statutory income tax rates and the Company's effective tax rate is as follows:

                                                                         FOR THE YEAR ENDED
                                                                             MARCH 31,
                                                             1996               1995               1994
         Federal statutory rate                               34.0%              34.0%             (34.0)%

         Amortization of intangibles                           5.0               15.6                3.3
         Utilization of fully reserved
          preacquisition net operating losses                 17.9               19.7
         Change in valuation allowance                       (38.0)             (16.4)              29.9
         Other                                                 5.4                4.9                0.8
                                                              ----               ----               ----

         Effective tax rate                                   24.3%              57.8%               0.0%
                                                              ====               ====               ====

         During 1996 and 1995, the Company reduced its income taxes payable by $278,000 and $224,000, respectively, through the use of net operating losses (NOLs). However, utilization of preacquisition NOLs of $191,564 and $223,679 for 1996 and 1995, respectively, which were fully reserved at the time of the acquisition, were recorded as a reduction of goodwill and other intangibles, rather than as a reduction of income tax expense.

         Deferred income tax assets and liabilities are comprised of the following at March 31:

                                                                                 1996             1995
         Assets:
            Environmental liabilities                                        $  217,957
            Vacation                                                            208,026     $     25,991
            Bonus                                                               146,158           22,100
            Consulting agreement                                                139,258
            Other employee-related accruals                                     122,209
            Other                                                               141,858          153,773
            Property, plant and equipment                                                        417,435
            Inventory                                                                             55,273
            Net operating loss and alternative
             minimum tax carryforwards                                        4,927,253        2,224,223
                                                                             ----------     ------------

         Deferred tax assets before valuation allowance                       5,902,719        2,898,795
         Valuation allowance                                                 (3,286,184)      (2,898,795)
                                                                             ----------     ------------
         Deferred tax assets after valuation allowance                        2,616,535                -
                                                                             ----------     ------------

         Liabilities:
            Inventory                                                          (471,460)
            Property, plant and equipment                                      (201,656)
                                                                             ----------     ------------

         Deferred tax liabilities                                              (673,116)               -
                                                                             ----------     ------------

         Net deferred tax asset                                              $1,943,419     $          -
                                                                             ==========     ============

CENTRUM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  9.     INCOME TAXES (CONTINUED)

         At March 31, 1996, the Company had approximately $11,955,000 in federal and state net operating losses (NOLs) available which expire in the years 2003 through 2010, and AMT credit carryforwards of $862,500 which do not expire. Under Section 382 of the United States Internal Revenue Code of 1986, as amended (the Code), the NOLs may be subject to limitations. If certain stock ownership changes described in the Code occur in the future, these restrictions would further limit the Company's future use of its NOLs.

         The Company has recorded a deferred tax asset of $4,927,253 reflecting the federal and state tax benefit of loss carryforwards and alternative minimum tax credits. Realization is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards. Although realization is not assured, management believes that it is more likely than not that a portion of the deferred tax asset relating to the federal loss carryforwards will be realized. As a result, the 1996 tax provision was reduced by $127,000. A valuation allowance has been established with respect to the portion of deferred tax assets relating to state loss and income tax credit carryforwards for which the Company is uncertain as to future realization due to limitations on their use. The amount of the valuation allowance could be increased or reduced in the near term if estimates of future taxable income during the carryforward period changes substantially.


 10.     COMMITMENTS AND CONTINGENT LIABILITIES

         LITIGATION
         The Company is involved in routine litigation and various legal efforts incidental to the normal operations of its business. In management's opinion, none of these matters will have a materially adverse effect on the Company's consolidated financial position or results of operations.

         ENVIRONMENTAL
         Erie Bronze (Erie), a subsidiary of McInnes, is a direct defendant in two governmental cost recovery actions and other related private party actions at a waste disposal site. With regard to the most significant cost recovery action, Erie has negotiated a settlement which has been approved in federal court. In addition, Erie and other parties are responsible for performing certain cleanup work at the site pursuant to a government order.

CENTRUM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 10.     COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

         ENVIRONMENTAL (CONTINUED)
         Private party suits and actual cleanup costs in excess of governmental estimates can affect the reliability of the Company's loss estimates. In addition, unasserted claims are not reflected in the Company's cost estimates. Pursuant to the environmental statutes, the Company may be found jointly and severally liable to the government for cleanup costs; however, management believes that the current status of government settlements and group cleanup participation at the site indicates that the liability will be shared by responsible parties. Currently, there are at least 14 parties participating in various settlements of the cost recovery actions, and 18 parties participating in a pro rata cost sharing arrangement with respect to the site cleanup work. The Company has negotiated an insurance settlement which requires the carrier to reimburse the Company for site expenses subject to a ceiling. At March 31, 1996, the Company has recorded liabilities of $695,800, of which $350,000 was recorded as current liabilities and has recorded a receivable from its insurance carrier which is included in current assets. Funds are expected to be paid over approximately three years. The total anticipated site costs and private suits are not expected to materially exceed the recorded liabilities.

         LEASE COMMITMENTS
         The Company leases an operating facility and office space for a base annual rental of $230,000, plus increases based on the consumer price index, under a lease agreement expiring in fiscal 1997. The Company also leases certain equipment and vehicles under operating lease agreements which expire at various dates through fiscal 2000. The aggregate minimum commitments relating to these operating leases for each of the five fiscal years following March 31, 1996 are set forth below:

                     1997                                             $306,124
                     1998                                              139,885
                     1999                                               55,291
                     2000                                               16,768
                     2001                                                    -
                                                                      --------
                                                                      $518,068
                                                                      ========

         The Company also leases office space and additional warehouse space on a month to month basis. Total rental expense under all of the above agreements was $336,652, $358,642 and $380,000 for the years ended March 31, 1996, 1995 and 1994, respectively.

         LETTERS OF CREDIT
         At March 31, 1996, McInnes had a $4.6 million letter of credit issued as a credit enhancement for the Erie County Development Authority bonds (see Note 7).

         OTHER
         During February 1996, AH exercised its option to purchase its main office and manufacturing facility, which currently is being leased, for approximately $1,150,000, of which $900,000 will be financed by seller. The agreement was still being negotiated at March 31, 1996.

CENTRUM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 11.     CAPITAL STOCK

         The Company is a Delaware corporation with two classes of stock, common stock and serial preferred stock.

         The preferred stock is issuable in series and the Board of Directors, at their discretion, may fix for each series (1) the rate of dividend,
         (2) the price at and the terms and conditions on which shares may be redeemed, (3) the amount payable per share in the event of voluntary or involuntary liquidation, (4) sinking fund provisions, (5) the terms and conditions on which shares may be converted, if a convertible series, and (6) voting rights, if any.

         In 1992, the Company exchanged 70,000 shares of participating preferred stock for a 25% interest in the Techno-Chatham Project (the Project) (a LaSalle investment). The preferred stock has no stated coupon rate, redemption or convertible features, but has a liquidation value of $10 per share. The Company is committed to paying dividends based on 25% of the oil and gas revenue of the Project, net of incurred expenses, after the Company has received the return of its gross investment in the Project.

         During 1996, the Company initiated a Private Placement Offering for
         2.4 million shares of its common stock. The stock is being offered in Units of 12,000 shares at a cost of $18,000 per Unit. Through March 31, 1996, 485,500 shares of common stock have been sold for $637,050, which is net of $91,200 in issuance costs and expenses. The units are being offered by Continental Capital Securities, Inc. (see Note 12).

         During 1996, the Company repurchased 60,000 shares of its common stock for $60,000.

         During 1995, the Company issued 232,000 shares of common stock for $232,000 in cash. In addition, options to acquire 40,304 shares of common stock were exercised at $.372 per share.

         In September 1993, the Company issued 2,861,620 shares of common stock for all of the outstanding common stock of AH.


 12.     RELATED PARTIES

         Continental Capital, Inc. (Continental) is a shareholder of the Company and its Chairman and Chief Executive Officer was, during 1994 and 1995, the Company's Chairman and Chief Executive Officer and, since June 1995, was a Director and Vice President of the Company and, since December 1995, is a Director, Vice President and Secretary. In 1996, 1995 and 1994, the Company paid Continental $132,500, $15,000 and $58,000, respectively, for fees related to the issuance of stock and debt.

CENTRUM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 12.     RELATED PARTIES (CONTINUED)

         At March 31, 1996 and 1995, the Company had unsecured notes payable to certain of its shareholders as described in Note 7.


 13.     BUSINESS SEGMENT INFORMATION

         At March 31, 1996, the Company's operations have been classified into five business segments as described in Note 1.

         Summarized financial information by business segment for fiscal 1996, 1995 and 1994 is as follows:

                                    MATERIAL      MOTOR           METAL
                                    HANDLING    PRODUCTION       FORMING          OIL        CORPORATE
              1996                   SYSTEMS     SYSTEMS        OPERATIONS      AND GAS        OFFICE             TOTAL
          Net sales to unaf-
           filiated customers      $19,451,267   $ 5,534,536    $ 2,539,899                                    $27,525,702
          Operating profit (loss)    1,409,694       468,409        229,937    $ (33,200)    $ (609,266)         1,465,574
          Identifiable assets        8,236,864     3,016,597     27,624,426      115,349      1,618,512         40,611,748
          Depreciation                  59,496        31,094         63,373        3,044            566            157,573
          Amortization                 150,225         6,486                                                       156,711
          Capital expenditures          67,948        17,274        433,695                       7,023            525,940

              1995
          Net sales to unaf-
           filiated customers      $12,969,997   $ 5,322,699                                                   $18,292,696
          Operating profit (loss)      739,397       434,827                   $ (28,272)    $ (488,113)           657,839
          Identifiable assets        6,086,694     3,044,195                     117,399        299,048          9,547,336
          Depreciation                  45,003        33,223                       3,044          1,006             82,276
          Amortization                 160,654        16,903                                                       177,557
          Capital expenditures          88,702        10,066                                                        98,768

              1994
          Net sales to unaf-
           filiated customers      $ 6,041,724   $ 2,718,943                                                   $ 8,760,667
          Operating profit (loss)      127,925      (231,961)                  $ (35,054)    $ (490,208)          (629,298)
          Identifiable assets        5,347,393     2,405,392                     122,021         66,233          7,941,039
          Depreciation                  19,399        25,831                       3,044          3,371             51,645
          Amortization                  93,715        15,238                                                       108,953
          Capital expenditures          36,550         1,800                                                        38,350

CENTRUM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 14.      STOCK OPTIONS AND WARRANTS

          During 1996, in connection with the acquisition of McInnes, two officers of McInnes received options for 110,333 shares of common stock having an exercise price of $.64 per share resulting in $94,954 in additional paid-in capital. In addition, during 1996, officers and employees of the Company received options for 350,000 and 295,000 shares of the Company's common stock with exercise prices of $1.00 and $1.50, per share, respectively.

          The following summarizes the stock option and warrant transactions for the years ended March 31, 1996 and 1995:

                                                                       NUMBER       PER SHARE
                                                                      OF SHARES    OPTION PRICE
          Outstanding at March 31, 1994                                575,162       $.372-.75
              Stock option activity for the year
               ended March 31, 1995
                     Granted
                     Exercised                                          40,304         $.372
                     Cancelled
                                                                   -----------
          Outstanding at March 31, 1995                                534,858       $.372-.75

              Stock option activity for the year
               ended March 31, 1996
                     Granted                                           755,333     $.64 - 1.50
                     Exercised
                     Cancelled
                                                                   -----------
          Outstanding at March 31, 1996                              1,290,191    $.372 - 1.50
                                                                   ===========

          During 1996, the Company issued 1,125,000 warrants to purchase its common stock for $2 per share for a period of eight years. The warrants, which were issued in connection with the 11% convertible subordinated notes, have been valued at $600,000.

          In addition, warrants to purchase 220,000 shares of the Company's common stock for $1.00 per share were issued during 1996 in connection with individual debt agreements with certain shareholders.

          During 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." This statement sets forth standards for accounting for stock-based compensation or allows companies to continue to account for stock-based compensation under the current requirements and make additional disclosure in the notes to the financial statements. It is the Company's intention to continue to account for stock-based compensation in accordance with current requirements and provide the additional disclosure in the notes to the financial statements in 1997.

CENTRUM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 15.      SALES TO MAJOR CUSTOMER

          During fiscal 1996 and 1994, the Company's sales to its largest customer totaled $3.5 and $1.2 million or 13% and 14% of sales, respectively. All of these sales were recorded by the material handling business segment to a customer engaged in the sale of automotive parts.

Centrum Industries, Inc.
Schedule II - Valuation and Qualifying Accounts

         Column A               Column B              Column C                   Column D         Column E
- --------------------------      --------    ----------------------------         --------         --------
                                                      Additions
                                            ----------------------------
                                Balance at  Charged to        Charged to
                                Beginning   Costs and       Other Accounts       Deductions       Balance at
       Description              of Period    Expenses         -Describe          -Describe       End of Period
- --------------------------      ---------    --------       -------------        ----------      -------------
Year ended March 31, 1996

Valuation allowance for
 excess cost over market        $107,585    $40,282         $ 316,202  (A)      $  (13,302) (B)   $ 450,767
Valuation allowance for
 LIFO reserve                                                (172,720) (A)                         (172,720)
Valuation allowance
 for accounts receivable          60,658     19,491            56,403  (A)         (42,791) (C)      93,761
Valuation allowance for
 note receivable                  24,733                                                             24,733
Valuation allowance
 for lease receivable              6,782                                            (6,782) (D)

Year ended March 31, 1995

Valuation allowance for
 marketable equity
 securities                     $337,875                                        $ (337,875) (E)
Valuation allowance
 for obsolete inventory          186,121                                           (78,536) (B)   $ 107,585
Valuation allowance
 for accounts receivable          64,047    $47,265                                (50,654) (C)      60,658
Valuation allowance
 for note receivable              24,733                                                             24,733
Valuation allowance
 for lease receivable              6,782                                                              6,782

Year Ended March 31, 1994

Valuation allowance
 for marketable equity
 securities                     $286,875    $51,000                                               $ 337,875
Valuation allowance
 for obsolete inventory          197,699                                        $(11,578) (B)       186,121
Valuation allowance
 for accounts receivable                                    $  64,047  (A)                           64,047
Valuation allowance
 for note receivable                         24,733                                                  24,733
Valuation allowance
 for lease receivable                         6,782                                                   6,782

(A) - Valuation allowance was in the opening balance sheet of a company acquired by Centrum.
(B) - Based on the physical inventory, the need for inventory obsolescence allowance was reduced.
(C) - Allowance for doubtful accounts was reduced by the amount of accounts written off.
(D) - Allowance for lease receivable was reduced by the amount of lease written off.
(E) - The marketable equity securities were sold during 1995.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF CENTRUM

The directors and executive officers of Centrum at March 31, 1996 were as follows:

George H. Wells                       Age 52                Chief Executive Officer since May 1995.  President and
                                                            Chief Operating Officer from 1992 to May 1995.  Director
                                                            since 1992.

William C. Davis                      Age 50                Vice President and Secretary since December 1995.  Vice
                                                            President since May 1995.  Chief Executive Officer, from
                                                            1992 to May 1995.  Director since 1988.

Thomas E. Seiple                      Age 50                Director, since 1988.

Robert J. Fulton                      Age 53                Director, since 1993.

David L. Hart                         Age 50                Director, since 1988.

John R. Ayling                        Age 51                Director, since 1988.

Anthony J. DiVita                     Age 41                Chief Financial Officer and Treasurer, since May 1995.

Anthony A. Montani                    Age 57                President and Chief Operating Officer, McInnes Steel
                                                            Company, since March 1996.

Timothy M. Hunter                     Age 33                Vice President, Chief Financial Officer, Secretary/Treasurer,
                                                            McInnes Steel Company, since March 1996.

Information concerning the backgrounds and occupations for directors and executive officers is as follows:

George H. Wells has been Chief Executive Officer since June 1995 and President and Chief Operating Officer from October 1992 to June 1995. From 1990 to October, 1991, he served as President and Chief Executive Officer and Director of Doehler Jarvis, a Toledo, Ohio based producer of die cast and semi-permanent mold aluminum components utilized by the automotive industry and in general industrial applications. From 1985 to 1989, he served as President and Chief Operating Officer and as a Director of National Forge Company of Irvine, Pennsylvania, which produced precision machined components.

William C. Davis is President, Chairman and Director of Continental Capital Corporation, positions which he has held for over five years. From 1988 to 1995, he was the Chairman of the Board and Chief Executive Officer of Centrum. Since 1995, he has been a Vice President and Secretary of Centrum.

Thomas E. Seiple has owned and operated United Roofing, a construction business, for over five years.

Robert J. Fulton has been a director since 1993. From 1990 until December 1992, he served as Executive Vice President and Chief Operating Officer and a Director of Doehler-Jarvis. From 1986 through 1990, he served as a Director and Vice President in Charge of marketing and manufacturing of National Forge Company.

David L. Hart has worked as a manufacturer's representative in the automotive industry and has been President of his own firm, Lee Hart Associates, for over five years.

John R. Ayling has worked as a registered representative in the stock brokerage business since 1969. He is currently President of Continental Capital Management, Inc., a majority owned subsidiary of Continental Capital Corporation.

Anthony J. DiVita was appointed to the position of Chief Financial Officer and Treasurer in June 1995 and has been Treasurer of American Handling, Inc. since 1991.

Anthony A. Montani has been President and Chief Operating Officer of McInnes Steel Company since March 1996. He has been active in the forging industry for over 30 years. He has been with McInnes Steel Company for over 5 years, serving in his most recent capacity as Vice-President of Sales and Marketing, and as a Director.

Timothy M. Hunter was appointed Vice-President, Chief Financial Officer and Secretary/Treasurer of McInnes Steel Company in March 1996. He has been with McInnes Steel Company since 1986 where he most recently served as Treasurer and as a Director.

Section 16(a) Beneficial Ownership Reporting Deficiencies

During 1996, Moramerica Capital Corporation, First New England Capital Limited Partnership, and North Dakota Small Business Investment Company were late in filing their Reports on Form 3 in March 1996. David L. Hart was late in filing his Report on Form 4 for the month of February 1996.

ITEM 11.  EXECUTIVE COMPENSATION

The following table shows compensation paid or awarded by Centrum during the fiscal years ended March 31, 1996, 1995, and 1994 to the current executive officers of Centrum for services in all capacities. No compensation was awarded to any other executive officers of Centrum.

                           SUMMARY COMPENSATION TABLE

                                                                    Annual Compensation
                                            ---------------------------------------------------------
    Name and                                                         Other annual        All other
principal position         Year        Salary        Bonus           compensation      compensation(2)
- -----------------------------------------------------------------------------------------------------
George H. Wells             1996      $ 175,000     $ 56,000                              $  6,860
                            1995      $ 175,000     $ 20,000                              $ 11,094
                            1994      $ 175,000                                           $  2,500

Robert J. Fulton            1996      $                                                   $
(Effective April            1995      $  42,799                        $ 52,500(1)        $  7,655
   1993)                    1994      $   7,500                                           $  4,845

Anthony J. DiVita           1996      $  82,824     $ 30,000                              $  5,030
                            1995      $  68,912                                           $  4,400
                            1994      $  71,601                                           $  4,065

Anthony A. Montani          1996      $ 106,769                                           $  6,439
                            1995      $ 104,000                                           $  6,439
                            1994      $ 100,462                                           $  5,451

Timothy M. Hunter           1996      $  64,523                                           $  6,044
                            1995      $  62,400                                           $  5,051
                            1994      $  60,277                                           $  4,721
- -----------------------

(1)  Consulting fees
(2)  Automobile lease

                             OPTION GRANTS IN 1996

                          Number of    Percent of
                         securities   total options
                         underlying    granted to      Exercise or
                          options     employees in     base price          Expiration        Grant date
                          granted     fiscal year      per share            date(1)           value (2)
                          -------   ---------------  -------------      ---------------    ---------------
George H. Wells           150,000      19.9%            $1.00                               $75,000
William C. Davis          100,000      13.2%             1.00                                50,000
Robert J. Fulton          100,000      13.2%             1.00                                50,000
Anthony A. Montani        150,000      19.9%             1.50                                90,000
Timothy M. Hunter         125,000      16.5%             1.50                                75,000
- -----------------

(1) The options expire following termination of employment.
(2) Based on the Constant Elasticity Variance of the Black-Scholes model using the following assumptions: (a) a five year option term; (b) 80% volatility rate; and (c) 0% dividend yield. Actual gain, if any, is dependent upon the actual performance of the shares of common stock underlying these options. There is no assurance that the amounts shown in this column will be achieved.

No options were exercised for the fiscal year ended March 31, 1996 by any of the named executives included in the summary compensation table.

The directors of Centrum do not receive any compensation for their attendance at Board meetings nor are they reimbursed for out-of-pocket expenses for travel to and from Board meetings.

BOARD REPORT ON EXECUTIVE COMPENSATION

Compensation is determined by Centrum's Board of Directors, excluding interested parties. The Board of Directors engaged Mr. Wells pursuant to an Employment Agreement dated October 12, 1992 for an annual salary of $175,000, commencing November 15, 1992. The Board also awarded Mr. Wells options to purchase 166,667 shares of Centrum's common stock at an exercise price of $.75. In addition, Mr. Wells purchased 166,667 share of stock for $125,000. The Board reserved the right in the agreement to terminate Mr. Wells for cause. In addition to his salary, Mr. Wells is entitled to receive a performance bonus of 5% of Centrum's consolidated before tax profit beginning with Centrum's 1993 fiscal year and ending with the 1996 fiscal year. For the 1996 fiscal year, Mr. Wells was awarded a bonus of $56,000. In hiring Mr. Wells and setting his salary, the Board of Directors took into account Centrum's severe financial situation and the need for an experienced, senior executive to obtain improvement and to accomplish the Board's long-term goals.

         By the Board of Directors
         (excluding, when applicable,
         those interested),

         William C. Davis
         Thomas E. Seiple
         David L. Hart
         John R. Ayling


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows beneficial ownership of Centrum as of March 31, 1996:

                                                 Number of shares of Centrum
                                                         common stock
                                                      beneficially owned            % of class
                                                      ------------------          ---------------
         John R. Ayling                                      568,536                    9.2%
         Thomas E. Seiple                                     60,000                     *
         William C. Davis                                    100,000                    1.6%
         David L. Hart                                       163,333                    2.6%
         George H. Wells                                     483,334                    7.8%
         Robert J. Fulton                                    433,334                    7.0%
         Anthony A. Montani                                  216,200                    3.5%
         Timothy M. Hunter                                   169,133                    2.7%

         *  Less than 0.1%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Continental Capital, Inc. (Continental) is a shareholder of the Company and its Chairman and Chief Executive Officer was, from 1998 to 1995, a Director and Chief Executive Officer of the Company and has been a Vice President and Director since June 1995 and has been a Director, Vice President and Secretary since December 1995. In 1996 and 1995, the Company paid $47,500 and $15,000, respectively, to Continental for fees relating to the issuance of debt. In 1996, the Company paid Continental $85,000 for fees relating to the issuance of stock.

A Centrum shareholder, who, prior to 1993, was a director, provides certain legal and consulting services to the Company. During 1996 and 1995, the Company paid the shareholder $12,000 and $24,000, respectively, for such services.

At March 31, 1996 and 1995, the Company had unsecured notes payable to certain of its shareholders. See Note 7 to the Consolidated Financial Statements.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a)  The following documents are filed as part of the report:

       1. A list of the financial statements filed as part of this report is submitted as a separate section, the index to which is located on page 21.

       2.    A list of financial statement schedules required to be filed by
             Item 8 is located on page 21.

       3.    Exhibits

             The following exhibits are included in this report or are incorporated herein by reference:

             Exhibit No./Description of Exhibit

             3.1 Certificate of Incorporation, as amended (filed herewith).

             3.2 Bylaws (filed herewith).

             3.3 Participating Preferred Agreement (filed herewith).

             4.1 The instruments defining the rights of the holders of
                 debentures issued in calendar year 1995, with options at $1.00 per share are not being filed herewith, as permitted by Regulation Section 229.601(b)(4)(iii), because such securities do not exceed 10 percent of the total assets of the Company and its consolidated subsidiaries. The Company hereby agrees to furnish a copy of such agreements to the Commission upon request.

             4.2 The instruments defining the rights of the holders of certain notes, styled as "Loans," issued in 1991-1993, are not being filed herewith, as permitted by Regulation Section 229.601(b)(4)(iii), because such securities do not exceed 10 percent of the total assets of the Company and its consolidated subsidiaries. The Company hereby agrees to furnish a copy of such agreements to the Commission upon request.

             4.3 The instruments defining the rights of the holders of certain subordinated notes originally issued by American Handling, Inc. in 1991, are not being filed herewith, as permitted by Regulation Section 229.601(b)(4)(iii), because such securities do not exceed 10 percent of the total assets of the Company and its consolidated subsidiaries. The Company hereby agrees to furnish a copy of such agreements to the Commission upon request.

             4.4 The instruments defining the rights of the holders of certain notes, styled as "Loans With Warrants," issued in 1993-1995, are not being filed herewith, as permitted by Regulation
                 Section 229.601(b)(4)(iii), because such securities do not exceed 10 percent of the total assets of the Company and its consolidated subsidiaries. The Company hereby agrees to furnish a copy of such agreements to the Commission upon request.

            4.5 The 11% Convertible Subordinated Notes issued in March 1996 in the aggregate principal amount of $2,500,000 (issued together with warrants for 1,250,000 shares of the Company's common stock) are not being filed herewith, as permitted by Regulation Section 229.601(b)(4)(iii), because such securities do not exceed 10 percent of the total assets of the Company and its consolidated subsidiaries. The Company hereby agrees to furnish a copy of such instruments to the Commission upon request.

            4.6 Certain subordination agreements executed in March 1996 by new and existing noteholders of the Company are not being filed herewith, as permitted by Regulation Section 229.601(b)(4)(iii), because such securities do not exceed 10 percent of the total assets of the Company and its consolidated subsidiaries. The Company hereby agrees to furnish a copy of such agreements to the Commission upon request.

            4.7 The instruments defining the rights of the holders of Bridge Notes, issued in March 1996 in the aggregate principal amount of $1,239,000, are not being filed herewith, as permitted by Regulation Section 229.601(b)(4)(iii), because such securities do not exceed 10 percent of the total assets of the Company and its consolidated subsidiaries. The Company hereby agrees to furnish a copy of such instruments to the Commission upon request.

            4.8 The instruments defining the rights of the holders of certain debt incurred in the acquisition of Micafil, Inc., in May 1993, including the restatements of such original instruments, are not being filed herewith, as permitted by Regulation
                 Section 229.601(b)(4)(iii), because such securities do not exceed 10 percent of the total assets of the Company and its consolidated subsidiaries. The Company hereby agrees to furnish a copy of such instruments to the Commission upon request.

            4.9 Reimbursement Agreement, dated as of February 29, 1996, with respect to a letter of credit issued by The Huntington National Bank, relating to $6,000,000 Erie County Industrial Development Authority Variable Rate Demand Industrial Development Revenue Bonds (McInnes Steel Company Project) (filed herewith).

            4.10 Installment Sales Agreement, dated as of November 1, 1991, relating to the loan of proceeds from the sale of $6,000,000 Erie County Industrial Development Authority Variable Rate Demand Industrial Development Revenue Bonds (McInnes Steel Company Project) (filed herewith).

            9.1 Equity Holders Agreement dated as of February 29, 1996, effective as of March 8, 1996, by and among First New England Capital Limited Partnership, Moramerica Capital Corp., North Dakota Small Business Investment Company, Centrum Industries, Inc. and certain shareholders of Centrum Industries, Inc. (filed herewith).

           10.1 Agreement and Plan of Reorganization by and among Centrum Industries, Inc., Centrum Merging Corporation, and McInnes Steel Company, dated as of December 7, 1995 (filed as
                 Exhibit 7(c) to the Company's Report on Form 8-K, filed with the Commission on December 22, 1996, and incorporated herein by reference.)

             10.2 Agreement and Plan of Merger by and among Centrum Merging Corporation and McInnes Steel Company, with Centrum Industries, Inc., as a parent party, dated March 8, 1996 (filed as Exhibit 7(a) to the Company's Report on Form 8-K, filed with the Commission on March 22, 1996, and incorporated herein by reference.)

             10.3 Note and Warrant Purchase Agreement dated as of February 29, 1996 and effective as of March 8, 1996, by and among Moramerica Capital Corporation, First New England Capital Limited Partnership, and North Dakota Small Business Investment Company and Centrum Industries, Inc. with respect to 11% convertible, subordinated notes and warrants for the purchase of 1,250,000 shares of common stock
                    (filed herewith).

             10.4 Common Stock Warrant dated as of February 29, 1996 and effective as of March 8, 1996, issued to Moramerica Capital Corporation for 627,445 shares of common stock (filed herewith).

             10.5 Common Stock Warrant dated as of February 29, 1996 and effective as of March 8, 1996, issued to First New England Capital Limited Partnership for 375,000 shares of common stock (filed herewith).

             10.6 Common Stock Warrant dated as of February 29, 1996 and effective as of March 8, 1996, issued to First New England Capital Limited Partnership and North Dakota Small Business Investment Company for 247,555 shares of common stock (filed herewith).

             10.7 Put Agreement by and among Moramerica Capital Corporation, First New England Capital Limited Partnership and North Dakota Small Business Investment Company and Centrum Industries, Inc. (filed herewith).

             10.8 Registration Rights Agreement dated as of February 29, 1996, effective as of March 8, 1996, by and among Moramerica Capital Corporation, First New England Capital Limited Partnership and North Dakota Small Business Investment Company and Centrum Industries, Inc. (filed herewith).

             10.9 Loan and Security Agreement dated as of February 29, 1996, by and among The Huntington National Bank and McInnes Steel Company, Eballoy Glass Products Company, Erie Bronze & Aluminum Company and McInnes International, Inc. as Borrowers, and Centrum Industries, Inc. and McInnes Services, Inc. as Guarantors (filed herewith).

             10.10 Continuing Guaranty Unlimited of Centrum Industries, Inc., dated as of February 29, 1996 (filed herewith).

             10.11 Form of Common Stock Warrant, issued in connection with the debt instruments referenced in Exhibits 4.5 above (filed herewith).

             10.12 Loan Agreement by and between the City of Erie by and through the Enterprise Development Zone Revolving Loan Fund and McInnes Steel Company dated as of November 2, 1995 (filed herewith).

             10.13  Employment Agreement with George H. Wells (filed as Exhibit
                    10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1992, and incorporated herein by reference.)

             10.14 Employment Agreement with Anthony A. Montani (filed herewith).

             10.15 Employment Agreement with Timothy M. Hunter (filed herewith).

             10.16 Services Agreement with Stephen J. Mahoney (filed herewith).

             10.17 Stock Option Agreement with Anthony A. Montani (filed herewith).

             10.18 Stock Option Agreement with Anthony A. Montani (filed herewith).

             10.19 Stock Option Agreement with Timothy M. Hunter (filed herewith).

             10.20 Stock Option Agreement with Timothy M. Hunter (filed herewith).

             10.21 Bonus and Stock Option Plan of McInnes Steel Company and its Subsidiaries (filed herewith).

             10.22 Bonus and Stock Option Plan of Micafil, Inc. (filed herewith).

             10.23 Bonus and Stock Option Plan of American Handling, Inc. (filed herewith).

             11  Computation of earnings per share (filed herewith).

             21 Subsidiaries (direct and indirect) of the Company (filed herewith).

             27  Financial Data Schedules


(b)  Reports on Form 8-K

         On March 22, 1996, the Company filed a Current Report on Form 8-K to report on the completion of its acquisition of McInnes Steel Company. No financial statements were filed with this Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Centrum has duly caused this reported to be signed on its behalf by the undersigned, thereunto duly authorized.

                            CENTRUM INDUSTRIES, INC.



                                  By: /s/ George H. Wells
                                     ----------------------------------
                                          George H. Wells
                                          Chief Executive Officer



                                  Date: June 20, 1996
                                        -------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Centrum in the capacities and on the dates indicated.



                 Signature                                                   Date
         /s/ George H. Wells                         Principal               June 20, 1996
         --------------------------------------      Executive
         George H. Wells                             Officer
         Chief Executive Officer, Member -
         Board of Directors


         /s/ Anthony J. DiVita                                               June 20, 1996
         --------------------------------------
         Anthony J. DiVita
         Treasurer and Chief Financial Officer


         /s/ William C. Davis                                                June 20, 1996
         --------------------------------------
         William C. Davis
         Vice President, Secretary


         /s/ Thomas E. Seiple                                                June 20, 1996
         --------------------------------------
         Thomas E. Seiple
         Member - Board of Directors


         /s/ David L. Hart                                                   June 20, 1996
         --------------------------------------
         David L. Hart
         Member - Board of Director


         /s/ Robert J. Fulton                                                June 20, 1996
         --------------------------------------
         Robert J. Fulton
         Member - Board of Directors


         /s/ John R. Ayling                                                  June 20, 1996
         --------------------------------------
         John R. Ayling
         Member - Board of Directors

                                 Exhibit Index
                                 -------------

Exhibit No.     Description of Exhibit
- -----------     ----------------------
   3.1          Certificate of Incorporation, as amended (filed herewith).

   3.2          Bylaws (filed herewith).

   3.3          Participating Preferred Agreement (filed herewith).

   4.1 The instruments defining the rights of the holders of debentures issued in calendar year 1995, with options at $1.00 per share are not being filed herewith, as permitted by Regulation Section
                229.601(b)(4)(iii), because such securities do not exceed 10 percent of the total assets of the Company and its consolidated subsidiaries. The Company hereby agrees to furnish a copy of such agreements to the Commission upon request.

   4.2 The instruments defining the rights of the holders of certain notes, styled as "Loans," issued in 1991-1993, are not being filed herewith, as permitted by Regulation Section
                229.601(b)(4)(iii), because such securities do not exceed 10 percent of the total assets of the Company and its consolidated subsidiaries. The Company hereby agrees to furnish a copy of such agreements to the Commission upon request.

   4.3 The instruments defining the rights of the holders of certain subordinated notes originally issued by American Handling, Inc.
                in 1991, are not being filed herewith, as permitted by Regulation Section 229.601(b)(4)(iii), because such securities do not exceed 10 percent of the total assets of the Company and its consolidated subsidiaries. The Company hereby agrees to furnish a copy of such agreements to the Commission upon request.

   4.4 The instruments defining the rights of the holders of certain notes, styled as "Loans With Warrants," issued in 1993-1995, are not being filed herewith, as permitted by Regulation Section
                229.601(b)(4)(iii), because such securities do not exceed 10 percent of the total assets of the Company and its consolidated subsidiaries. The Company hereby agrees to furnish a copy of such agreements to the Commission upon request.

   4.5 The 11% Convertible Subordinated Notes issued in March 1996 in the aggregate principal amount of $2,500,000 (issued together with warrants for 1,250,000 shares of the Company's common stock) are not being filed herewith, as permitted by Regulation
                Section 229.601(b)(4)(iii), because such securities do not exceed 10 percent of the total assets of the Company and its consolidated subsidiaries. The Company hereby agrees to furnish a copy of such instruments to the Commission upon request.

   4.6 Certain subordination agreements executed in March 1996 by new and existing noteholders of the Company are not being filed herewith, as permitted by Regulation Section 229.601(b)(4)(iii), because such securities do not exceed 10 percent of the total assets of the Company and its consolidated subsidiaries. The
                Company hereby agrees to furnish a copy of such agreements to the Commission upon request.

   4.7          The instruments defining the rights of the holders of Bridge
                Notes, issued in March 1996 in the aggregate principal amount of $1,239,000, are not being filed herewith, as permitted by Regulation Section 229.601(b)(4)(iii), because such securities do not exceed 10 percent of the total assets of the Company and its consolidated subsidiaries. The Company hereby agrees to furnish a copy of such instruments to the Commission upon request.

   4.8 The instruments defining the rights of the holders of certain debt incurred in the acquisition of Micafil, Inc., in May 1993, including the restatements of such original instruments, are not being filed herewith, as permitted by Regulation Section
                229.601(b)(4)(iii), because such securities do not exceed 10 percent of the total assets of the Company and its consolidated subsidiaries. The Company hereby agrees to furnish a copy of such instruments to the Commission upon request.

   4.9 Reimbursement Agreement, dated as of February 29, 1996, with respect to a letter of credit issued by The Huntington National
                Bank, relating to $6,000,000 Erie County Industrial Development
                Authority Variable Rate Demand Industrial Development Revenue
                Bonds (McInnes Steel Company Project) (filed herewith).

   4.10 Installment Sales Agreement, dated as of November 1, 1991, relating to the loan of proceeds from the sale of $6,000,000
                Erie County Industrial Development Authority Variable Rate
                Demand Industrial Development Revenue Bonds (McInnes Steel
                Company Project) (filed herewith).

   9.1 Equity Holders Agreement dated as of February 29, 1996, effective as of March 8, 1996, by and among First New England
                Capital Limited Partnership, Moramerica Capital Corp., North
                Dakota Small Business Investment Company, Centrum Industries,
                Inc. and certain shareholders of Centrum Industries, Inc. (filed herewith).

  10.1          Agreement and Plan of Reorganization by and among Centrum
                Industries, Inc., Centrum Merging Corporation, and McInnes Steel
                Company, dated as of December 7, 1995 (filed as Exhibit 7(c) to the Company's Report on Form 8-K, filed with the Commission on December 22, 1996, and incorporated herein by reference.)

  10.2          Agreement and Plan of Merger by and among Centrum Merging
                Corporation and McInnes Steel Company, with Centrum Industries,
                Inc., as a parent party, dated March 8, 1996 (filed as Exhibit
                7(a) to the Company's Report on Form 8-K, filed with the Commission on March 22, 1996, and incorporated herein by reference.)

  10.3          Note and Warrant Purchase Agreement dated as of February 29,
                1996 and effective as of March 8, 1996, by and among Moramerica
                Capital Corporation, First New England Capital Limited
                Partnership, and North Dakota Small Business Investment Company and Centrum Industries, Inc. with respect to 11% convertible, subordinated notes and warrants for the purchase of 1,250,000 shares of common stock (filed herewith).

  10.4 Common Stock Warrant dated as of February 29, 1996 and effective as of March 8, 1996, issued to Moramerica Capital Corporation for 627,445 shares of common stock (filed herewith).

  10.5 Common Stock Warrant dated as of February 29, 1996 and effective as of March 8, 1996, issued to First New England Capital Limited
                Partnership for 375,000 shares of common stock (filed herewith).

  10.6 Common Stock Warrant dated as of February 29, 1996 and effective as of March 8, 1996, issued to First New England Capital Limited
                Partnership and North Dakota Small Business Investment Company for 247,555 shares of common stock (filed herewith).

  10.7          Put Agreement by and among Moramerica Capital Corporation, First
                New England Capital Limited Partnership and North Dakota Small
                Business Investment Company and Centrum Industries, Inc. (filed herewith).

  10.8 Registration Rights Agreement dated as of February 29, 1996, effective as of March 8, 1996, by and among Moramerica Capital
                Corporation, First New England Capital Limited Partnership and
                North Dakota Small Business Investment Company and Centrum
                Industries, Inc. (filed herewith).

  10.9 Loan and Security Agreement dated as of February 29, 1996, by and among The Huntington National Bank and McInnes Steel
                Company, Eballoy Glass Products Company, Erie Bronze & Aluminum
                Company and McInnes International, Inc. as Borrowers, and
                Centrum Industries, Inc. and McInnes Services, Inc. as
                Guarantors (filed herewith).

  10.10 Continuing Guaranty Unlimited of Centrum Industries, Inc., dated as of February 29, 1996 (filed herewith).

  10.11 Form of Common Stock Warrant, issued in connection with the debt instruments referenced in Exhibits 4.5 above (filed herewith).

  10.12 Loan Agreement by and between the City of Erie by and through the Enterprise Development Zone Revolving Loan Fund and McInnes
                Steel Company dated as of November 2, 1995 (filed herewith).

  10.13 Employment Agreement with George H. Wells (filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1992, and incorporated herein by reference.)

  10.14         Employment Agreement with Anthony A. Montani (filed herewith).

  10.15         Employment Agreement with Timothy M. Hunter (filed herewith).

  10.16         Services Agreement with Stephen J. Mahoney (filed herewith).

  10.17         Stock Option Agreement with Anthony A. Montani (filed herewith).

  10.18         Stock Option Agreement with Anthony A. Montani (filed herewith).

  10.19         Stock Option Agreement with Timothy M. Hunter (filed herewith).

  10.20         Stock Option Agreement with Timothy M. Hunter (filed herewith).

  10.21         Bonus and Stock Option Plan of McInnes Steel Company and its
                Subsidiaries (filed herewith).

  10.22         Bonus and Stock Option Plan of Micafil, Inc. (filed herewith).

  10.23 Bonus and Stock Option Plan of American Handling, Inc. (filed herewith).

  11            Computation of earnings per share (filed herewith).

  21 Subsidiaries (direct and indirect) of the Company (filed herewith).

  27            Financial Data Schedules
