Form 10-Q
period 1996-06-30
CENTRUM INDUSTRIES INC
filed 1996-08-14
CIK 351127

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

(Mark one)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1996
                               -------------
                                       OR


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934.


For the transition period from                 to
                               ----------------   ----------------
Commission file number  0-9607
                        ------
                            CENTRUM INDUSTRIES, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)


     Delaware                                          34-1654011
     --------                                          ----------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

6135 Trust Drive, Suite 104A, Holland, Ohio                 43528
- - -------------------------------------------                 -----
(Address of principal executive offices)                    (Zip code)


                                 (419) 868-3441
                                 --------------
(Registrant's telephone number, including area code)

             5580 Monroe Street. Suite 100,  Sylvania, Ohio  43560
             -----------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X . No    .
    ---     ---
                    APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         CLASS                       OUTSTANDING at June 30, 1996
         -----                       ----------------------------
Common Stock - $.05 Par Value                    6,578,527

                            CENTRUM INDUSTRIES, INC.

                                     INDEX



                                                           Page
  COVER                                                     1

  INDEX                                                     2

  PART I - FINANCIAL INFORMATION

    ITEM 1:  Financial Statements

             Condensed Consolidated Balance Sheets
             as of June 30, 1996 and March 31,1996.         3

             Condensed Consolidated Statements of
             Income for the three months ended
             June 30, 1996 and 1995.                        5

             Condensed Consolidated Statements of
             Cash Flows for the three months ended
             June 30, 1996 and 1995.                        6

             Notes to Condensed Consolidation
             Financial Statements                           7

    ITEM 2:  Management's Discussion and Analysis of
             Financial Condition and Results of Operations  8


  PART II - OTHER INFORMATION

             Not Applicable

  SIGNATURES                                                10

PART 1:  FINANCIAL INFORMATION
ITEM  1.  FINANCIAL STATEMENTS


                          CENTRUM INDUSTRIES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEET


                                                                 (unaudited)
                                                                   June 30,      March 31,
                                                                     1996          1996
                                                                     ----          ----
Assets

Current Assets:
  Cash and cash equivalents                                        $2,183,132    $2,100,749
  Accounts receivable, less allowances of $103,676
    and $93,761, respectively                                      10,259,211    10,979,166
  Cost and estimated earnings in excess of billings
   on uncompleted contracts                                           831,812       372,699
  Inventories:
    Raw materials                                                   5,609,103     4,756,954
    Work in process                                                 4,200,610     4,332,492
    Finished goods                                                    612,638       305,798
  Prepaid expense and other                                           368,203       347,307
                                                                      -------       -------
    Total Current Assets                                           24,064,709    23,195,165

Fixed Assets:
  Oil and gas properties                                               88,908        88,908
  Property, plant and equipment, net                               10,883,308    11,062,201
                                                                   ----------    ----------
    Total Fixed Assets                                             10,972,216    11,151,109

Other Assets:
  Deferred income tax benefits                                      2,111,583     2,066,393
  Goodwill, less accumulated amortization of $440,198
    and $404,494, respectively                                      2,403,912     2,439,616
  Debt issuance costs                                               1,184,196     1,133,412
  Other                                                               548,341       626,053
                                                                      -------       -------
    Total Other Assets                                              6,248,032     6,265,474
                                                                    ---------     ---------

Total Assets                                                      $41,284,957   $40,611,748
                                                                  ===========   ===========





See notes to condensed consolidated financial statements.

                          CENTRUM INDUSTRIES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEET





                                                                               (unaudited)
                                                                                 June 30,   March 31,
                                                                                   1996       1996
                                                                                   ----       ----
Liabilities and Shareholders' Equity

Current Liabilities:
  Bank line of credit                                                           $9,249,163  $7,886,486
  Current portion of long-term debt                                             $2,452,090   2,976,425
  Accounts payable                                                              $8,368,663   9,506,022
  Accrued employee costs                                                         1,095,555   1,012,655
  Accrued interest                                                                  78,661     138,055
  Deposits                                                                         520,616     268,394
  Income taxes payable                                                             131,300     251,143
  Deferred income taxes                                                            280,551     122,974
  Accrued expense and other                                                      1,475,897   2,057,523
                                                                                 ---------   ---------
    Total Current Liabilities                                                   23,652,496  24,219,677

Long-term debt, less current portion                                            12,263,707  11,982,409
Other liabilites                                                                   654,147     826,670

Commitments and Contingent Liabilities (Note B)

Shareholders' Equity:
  Preferred stock - $.05 par value, 1,000,000 shares authorized,
    70,000 shares issued and outstanding (liquidation
    preference of $10 per share)                                                     3,500       3,500
  Common stock - $.05 par value, 15,000,000 authorized
    6,578,527 and 6,170,860 issued and outstanding                                 328,927     308,543
  Additional paid-in capital                                                     5,853,734   5,318,767
  Accumulated deficit                                                           (1,471,554) (2,047,818)
                                                                                ----------  -----------
    Total Shareholders' Equity                                                   4,714,607   3,582,992
                                                                                 ---------   ---------

Total Liabilities and Shareholders' Equity                                     $41,284,957 $40,611,748
                                                                               =========== ===========



See notes to condensed consolidated financial statements.

                          CENTRUM INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)




                                                                                    For the three
                                                                                    months ended

                                                                                 June 30,     June 30,
                                                                                   1996         1995
                                                                                   ----         ----
Sales                                                                          $17,579,196    $5,039,874
Cost of sales                                                                   12,754,415     3,727,295
                                                                               -----------    ----------
Gross profit                                                                     4,824,781     1,312,579
Depreciation                                                                       311,578        24,364
Selling, general and administrative expenses                                     3,195,837     1,007,860
                                                                               -----------    ----------

Operating income                                                                 1,317,366       280,355
                                                                               -----------    ----------

Other income and (expenses)
  Interest income                                                                   44,253         4,736
  Interest expenses                                                               (574,355)      (95,361)
  Amortization                                                                    (119,428)      (36,496)
  Miscellaneous                                                                     10,428          (391)
                                                                               -----------    -----------
                                                                                  (639,102)      (127,512)
                                                                               -----------    -----------

Income before income taxes                                                         678,264        152,843

Provision for income taxes                                                         102,000         41,268
                                                                               -----------    -----------

Net income                                                                     $   576,264    $   111,575
                                                                               ===========    ===========

Net income per common and common equivalent share                                    $0.08          $0.02
                                                                                     =====          =====

Weighted average number of common and common equivalent shares outstanding       7,114,299      5,695,140
                                                                               ===========    ===========


See notes to condensed consolidated financial statements.

                          CENTRUM INDUSTRIES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (UNAUDITED)


                                                                                   For the three
                                                                                    months ended
                                                                              June 30,       June 30,
                                                                                 1996           1995
                                                                                 ----           ----
Cash flows from operating activities:
  Net income                                                                  $576,264       $111,575
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                                            431,006         60,860
      Deferred income taxes                                                    112,387
  Changes in assets and liabilites that provide (use) cash:
      Accounts receivable                                                      719,955        381,193
      Cost and estimated earnings in excess of billings
       on uncompleted contracts                                               (459,113)       133,344
      Inventory                                                             (1,027,107)      (237,276)
      Prepaid expenses and other                                              (280,465)        (7,581)
      Accounts payable                                                      (1,137,359)      (177,505)
      Accrued expenses and other                                              (850,486)      (275,379)
      Customer deposits                                                        252,222         48,017
                                                                               -------         ------

Net cash provided by (used in) operating activities                         (1,662,696)        37,248
                                                                            -----------        ------
Cash flows from investing activities:
  Purchase of property and equipment                                          (132,685)       (17,499)
                                                                              ---------       --------

Net cash used in investing activities                                         (132,685)       (17,499)
                                                                              ---------       --------
Cash flows from financing activities:
  Net proceeds (repayments) on short-term debt                               1,362,677       (285,000)
  Repayments of notes payable                                                 (243,037)       (20,000)
  Proceeds from the issuance of notes payable                                                 150,000
  Proceeds from the issuance of common stock                                   555,351
  Repurchase of common stock                                                                  (60,000)
  Other financing activities                                                   202,773             77
                                                                               -------             --

Net cash provided by (used in) financing activities                          1,877,764       (214,923)
                                                                             ---------       ---------

Increase (decrease) in cash and cash equivalents                                82,383       (195,174)
Cash and cash equivalents at beginning of period                             2,100,749        472,673
                                                                             ---------        -------

Cash and cash equivalents at end of period                                  $2,183,132       $277,499
                                                                            ==========       ========



See notes to condensed consolidated financial statements.

                            CENTRUM INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



NOTE A: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting principally of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results of operations for the three month periods ended June 30, 1996 and 1995. Accounting policies followed by the Company are described in Note 1 to the financial statements in its Annual Report on Form 10-K for the year ended March 31, 1996.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The condensed financial statements should be read in conjunction with the financial statements, including notes thereto, contained in the Company's Annual Report on Form 10-K for the year ended March 31, 1996.

The results of operations for the three months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


NOTE B: COMMITMENTS AND CONTINGENT LIABILITIES

There has been no significant change from the prior year-end audited statements.


NOTE C: INCOME PER COMMON AND COMMON EQUIVALENT SHARE

The computation of income per common and common equivalent share is based on the weighted average number of shares of common stock outstanding during the respective periods. Common equivalent shares, including shares that would be issued upon the exercise of outstanding warrants and options, have been included in the calculations to the extent that they are dilutive in nature.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The changes in sales and operating income for the period ended June 30, 1996 over the comparable period of a year ago were due primarily to the inclusion of the metal forming subsidiary in the current period results. As discussed in the Form 10-K filed for the year-end March 31, 1996, the metal forming operations were acquired on March 8, 1996 and, accordingly, the results of these operations were not included in the comparable prior year period. The metal forming operations have contributed significantly to growth in consolidated sales and operating income for the current year as a result of increased product demand and management's emphasis on cost control. Revenue for the material handling subsidiary has increased in the current period, however, there has been a reduction in operating income due to the mix of products sold. Revenues at the motor production subsidiary have increased due to stronger customer demand and resulting increased order activity. The corporate and oil and gas segments did not record any sales in either period.

The Company's operations have been classified into five business segments: metal forming operations, material handling systems, motor production systems, oil and gas, and corporate office. The metal forming operations segment manufactures steel forgings for the power generation, compressor and bearing markets along with nonferrous castings for the glass container and pump and valve industries. The material handling segment involves the design, manufacture and installation of material handling equipment for warehouse and distribution applications. The motor production systems segment involves the manufacture of armature winding machines and complete production systems for numerous complex manufacturing processes. The oil and gas segment includes the operations of an oil and gas development company.

Summarized unaudited results of operations by business segment for the three month period ended June 30, 1996 and 1995 are as follows:


                                                                   Quarter ended
                                                      June 30, 1996                   June 30, 1995
                                               Dollars          Percent       Dollars         Percent
                                               -------          -------       -------         -------
Sales
   Metal forming                           $11,689,731            66.50%           $0            0.00%
   Material handling                         3,924,990            22.33%    3,626,508           71.96%
   Motor production                          1,964,475            11.17%    1,413,366           28.04%
   Oil and gas                                       0             0.00%            0            0.00%
   Corporate                                         0             0.00%            0            0.00%
                                                     -             -----            -            -----
     Total sales                           $17,579,196           100.00%   $5,039,874          100.00%
                                           ===========           =======   ==========          =======

Operating income (loss)
   Metal forming                            $1,260,561            95.69%           $0            0.00%
   Material handling                           119,233             9.05%      281,650          100.46%
   Motor production                            123,062             9.34%      118,574           42.29%
   Oil and gas                                 (11,109)           -0.84%       (7,508)          -2.68%
   Corporate                                  (174,381)          -13.24%     (112,361)         -40.08%
                                              ---------          -------     ---------         -------
     Total operating income (loss)          $1,317,366           100.00%     $280,355          100.00%
                                           ===========           =======   ==========          =======


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - CONTINUED

The increase in interest expense for the period ended June 30, 1996 over the comparable period of a year ago is primarily due to the issuance of debt at the corporate office level and the metal forming subsidiary. The proceeds were used primarily in connection with the acquisition of the metal forming operations in March of this year. Both depreciation and amortization expense have increased significantly as a result of the acquisition of the metal forming operations and the inclusion of their financial results in the current quarter.

The effective income tax rate for the company has been reduced from 27% in the prior year to 15% in the current quarter results. The primary cause of the reduction in this rate is the utilization of previously reserved federal net operating loss carryforwards at the parent company level. Management has concluded that the current earning trend would not result in the reversal of these tax valuation reserves in their entirety at this time.


LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities for the three month period ended June 30, 1996 totaled $1,662,696 as opposed to cash provided by operating activities of $37,248 in the prior year period. Although net income was a significant source of operating cash flow in the current year, the accumulation of additional inventories and the timing of certain payments resulted in the use of additional capital resources. Inventories increased primarily at the metal forming operations due to increased backlogs and customer demand. Accounts payable were reduced at the material handling segment primarily due to the timing of vendor payments. Reductions in the accrued expense category were a result of tax and certain benefit payments.

The cash absorbed in operating activities was financed primarily through the $15,500,000 bank line of credit facility maintained by the metal forming subsidiary and the sale of stock through a Confidential Private Placement Memorandum (Private Placement) issued on November 15, 1995. Management believes that sufficient availability exists in the bank line of credit to finance future operating activities at the metal forming subsidiary. In addition, cash and cash equivalents at June 30,1996 coupled with additional funds forecasted to be raised during the ensuing quarter through the Private Placement will be sufficient to fund the operating and financial needs of the parent and its other subsidiaries.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  CENTRUM INDUSTRIES, INC.
                                                  --------------------------
                                                       (Registrant)




Date August 14, 1996                              By: /s/ Anthony J. DiVita III
    ---------------------                            --------------------------
                                                     Anthony J. DiVita III
                                                     Chief Financial Officer

                                EXHIBIT INDEX


                                                                 SEQUENTIALLY
EXHIBIT                                                            NUMBERED
NUMBER                      DESCRIPTION                              PAGE
- - -------                     -----------                          ------------
 27          Financial Data Schedule
