Form 10-Q
period 1996-09-30
CENTRUM INDUSTRIES INC
filed 1996-11-12
CIK 351127

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

(Mark one)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1996

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                 to
                              -----------------  -----------------

Commission file number  0-9607
                        ------

                            CENTRUM INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                      34-1654011
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

6135 Trust Drive, Suite 104A, Holland, Ohio                   43528
-------------------------------------------                 ----------
(Address of principal executive offices)                    (Zip code)

                                 (419) 868-3441
                                 --------------
(Registrant's telephone number, including area code)

             5580 Monroe Street. Suite 100,  Sylvania, Ohio  43560
  --------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  .No     .
   -----   -----
                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                          OUTSTANDING at September 30, 1996
-----------------------------              ---------------------------------
Common Stock - $.05 Par Value                           7,476,193

                            CENTRUM INDUSTRIES, INC.

                                     INDEX


                                                                        Page

COVER                                                                     1

INDEX                                                                     2

PART   I  -   FINANCIAL INFORMATION

         ITEM 1:  Financial Statements

                 Condensed Consolidated Balance Sheets
                 as of September 30, 1996 and March 31,1996.              3

                 Condensed Consolidated Statements of
                 Income for the three and six months ended
                 September 30, 1996 and 1995.                             5

                 Condensed Consolidated Statements of
                 Cash Flows for the six months ended
                 September 30, 1996 and 1995.                             6

                 Notes to Condensed Consolidation
                 Financial Statements                                     7

         ITEM 2: Management's Discussion and Analysis of
                 Financial Condition and Results of Operations            8


PART  II  -   OTHER INFORMATION

                 NOT APPLICABLE

SIGNATURES                                                               12

PART 1:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                            CENTRUM INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                (unaudited)
                                                                September 30,       March 31,
                                                                    1996              1996
                                                                    ----              ----
Assets

Current Assets:
  Cash and cash equivalents                                   $      655,885    $    2,100,749
  Accounts receivable, less allowances of $170,682
    and $93,761, respectively                                     10,977,885        10,979,166
  Cost and estimated earnings in excess of billings
   on uncompleted contracts                                        1,400,929           372,699
  Inventories:
    Raw materials                                                  5,240,119         4,756,954
    Work in process                                                5,811,788         4,332,492
    Finished goods                                                 1,077,539           305,798
  Prepaid expense and other                                          292,237           347,307
                                                              --------------    --------------
    Total Current Assets                                          25,456,382        23,195,165

Fixed Assets:
  Oil and gas properties                                              88,908            88,908
  Property, plant and equipment, net                              10,678,891        11,062,201
                                                              --------------    --------------
    Total Fixed Assets                                            10,767,799        11,151,109

Other Assets:
  Deferred income tax benefits                                     2,098,129         2,066,393
  Goodwill, less accumulated amortization of $474,988
    and $404,494, respectively                                     2,369,122         2,439,616
  Debt issuance costs                                              1,095,674         1,133,412
  Other                                                              477,168           626,053
                                                              --------------    --------------
    Total Other Assets                                             6,040,093         6,265,474

Total Assets                                                  $   42,264,274    $   40,611,748
                                                              ==============    ==============





See notes to condensed consolidated financial statements.

                            CENTRUM INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET





                                                              (unaudited)
                                                             September 30,        March 31,
                                                                 1996               1996
                                                                 ----               ----
Liabilities and Shareholders' Equity

Current Liabilities:
  Bank line of credit                                      $    10,071,635    $     7,886,486
  Current portion of long-term debt                              1,760,089          2,976,425
  Accounts payable                                               8,331,085          9,506,022
  Accrued employee costs                                         1,025,686          1,012,655
  Accrued interest                                                  72,887            138,055
  Deposits                                                         516,933            268,394
  Income taxes payable                                              10,000            251,143
  Deferred income taxes                                            280,551            122,974
  Accrued expense and other                                      1,624,407          2,057,523
                                                           ---------------    ---------------
    Total Current Liabilities                                   23,693,273         24,219,677

Long-term debt, less current portion                            11,856,735         11,982,409
Other liabilities                                                  664,949            826,670

Commitments and Contingent Liabilities (Note B)

Shareholders' Equity:
  Preferred stock - $.05 par value, 1,000,000 shares
    authorized, 70,000 shares issued and outstanding
   (liquidation preference of $10 per share)                         3,500              3,500
  Common stock - $.05 par value, 15,000,000 authorized
  7,476,193 and 6,170,860 issued and outstanding                   373,810            308,543
  Additional paid-in capital                                     6,848,301          5,318,767
  Accumulated deficit                                           (1,176,294)        (2,047,818)
                                                           ---------------    ---------------
    Total Shareholders' Equity                                   6,049,317          3,582,992
                                                           ---------------    ---------------

Total Liabilities and Shareholders' Equity                 $    42,264,274    $    40,611,748
                                                           ===============    ===============





See notes to condensed consolidated financial statements.

                            CENTRUM INDUSTRIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                    For the three                          For the six
                                                     months ended                           months ended
                                             September 30,     September 30,      September 30,    September 30,
                                                  1996              1995              1996               1995
                                                  ----              ----              ----               ----
Sales                                   $      16,854,151    $    5,492,344    $   34,433,347    $    10,532,218

Cost of sales                                  12,723,694         4,049,006        25,478,109          7,776,301
                                        -----------------    --------------    --------------    ---------------
Gross profit                                    4,130,457         1,443,338         8,955,238          2,755,917

Depreciation                                      295,445            18,485           607,023             42,849
Selling, general and
  administrative expenses                       2,995,763         1,140,543         6,191,600          2,148,403
                                        -----------------    --------------    --------------    ---------------

Operating income                                  839,249           284,310         2,156,615            564,665
                                        -----------------    --------------    --------------    ---------------

Other income and (expenses)
  Interest income                                  86,418             3,203           130,671              7,939
  Interest expenses                              (524,462)          (83,366)       (1,098,817)          (178,727)
  Amortization                                   (121,348)          (37,308)         (240,776)           (73,804)
  Miscellaneous                                    43,631            22,868            54,059             22,477
                                        -----------------    --------------    --------------    ---------------
                                                 (515,761)          (94,603)       (1,154,863)          (222,115)


Income before income taxes                        323,488           189,707         1,001,752            342,550

Provision for income taxes                         28,228            51,222           130,228             92,490
                                        -----------------    --------------    --------------    ---------------

Net income                              $         295,260    $      138,485    $      871,524    $       250,060
                                        =================    ==============    ==============    ===============

Net income per common
  and common equivalent share                       $0.04             $0.02             $0.12              $0.04
                                                    =====             =====             =====              =====
Weighted average number of
  common and common equivalent
  shares outstanding                            7,787,076         5,685,378         7,445,760          5,690,232
                                        =================    ==============    ==============    ===============




See notes to condensed consolidated financial statements.

                                    CENTRUM INDUSTRIES, INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (UNAUDITED)

                                                                        For the six           For the six
                                                                        Months ended          Months ended
                                                                       September 30,         September 30,
                                                                            1996                  1995
                                                                            ----                  ----
Cash flows from operating activities:
  Net income                                                    $           871,524    $         250,060
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                                         847,799              116,653
      Deferred income taxes                                                 125,841
  Changes in assets and liabilites that provide (use) cash:
      Accounts receivable                                                     1,281            1,170,831
      Cost and estimated earnings in excess of billings
       on uncompleted contracts                                          (1,028,230)            (227,956)
      Inventory                                                          (2,734,202)            (481,798)
      Prepaid expenses and other                                             71,411               12,429
      Accounts payable                                                   (1,174,937)            (364,621)
      Accrued expenses and other                                           (888,117)               7,670
      Customer deposits                                                     248,539               76,343
                                                                -------------------    -----------------
Net cash provided by (used in) operating activities                      (3,659,091)             559,611
                                                                -------------------    -----------------

Cash flows from investing activities:
  Purchase of property and equipment                                       (223,713)             (33,785)
                                                                -------------------    -----------------
Net cash used in investing activities                                      (223,713)             (33,785)
                                                                -------------------    -----------------

Cash flows from financing activities:
  Net proceeds (repayments) on short-term debt                            2,185,149             (285,000)
  Repayments of notes payable                                            (1,342,010)            (151,144)
  Proceeds from the issuance of notes payable                                                    175,000
  Proceeds from the issuance of common stock                              1,594,801
  Repurchase of common stock                                                                     (60,000)
                                                                -------------------    -----------------
Net cash provided by (used in) financing activities                       2,437,940             (321,144)
                                                                -------------------    -----------------

Increase (decrease) in cash and cash equivalents                         (1,444,864)             204,682
Cash and cash equivalents at beginning of period                          2,100,749              472,673
                                                                -------------------    -----------------

Cash and cash equivalents at end of period                      $           655,885    $         677,355
                                                                ===================    =================



See notes to condensed consolidated financial statements.

                            CENTRUM INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE A: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting principally of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results of operations for the three month and six month periods ended September 30, 1996 and 1995. Accounting policies followed by the Company are described in Note 1 to the financial statements in its Annual Report on Form 10-K for the year ended March 31, 1996.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The condensed financial statements should be read in conjunction with the financial statements, including notes thereto, contained in the Company's Annual Report on Form 10-K for the year ended March 31, 1996.

The results of operations for the three months and six months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Certain amounts within the prior year financial statements have been reclassified in order to be consistent with the current year presentation.

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

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The changes in sales and operating income for the three and six month periods ended September 30, 1996 over the comparable period of a year ago were due primarily to the inclusion of the metal forming subsidiary in the current period results. As discussed in the Form 10-K filed for the year ended March 31, 1996, the metal forming operations were acquired on March 8, 1996 and, accordingly, the results of these operations were not included in the comparable prior year periods. The metal forming operations have continued their contribution to operating income and cash flow during the current quarter, however, revenues and profitability were down slightly from the first quarter of this year. Sales decreased by approximately 8% during the quarter as a result of seasonal market fluctuations combined with the timing of certain product shipments to larger customers. It is anticipated that the revenue stream will benefit during the second half as a result of an increase in shipments to key customers and, overall, stronger product demand.

Revenue at the material handling subsidiary has increased when compared to the comparable prior year period, however, there has been a reduction in operating income due to the mix of products sold. Although backlogs have risen to record levels this year, management believes that this trend will continue during the second half of 1996. Sales at the motor production subsidiary have increased over the prior year period as a result of customer demand, however, operating profits did not follow this trend due to competitive pressures on margins. The revenue trend will continue during the second half of this year and operating margins will be positively impacted by a more profitable product mix at the motor production subsidiary. The corporate and oil and gas segments did not record any sales in either period.

Both consolidated revenues and gross margins were impacted during the second quarter of 1996 by the operating trends described above. The decrease in consolidated revenues of 4% for the quarter, coupled with a weaker product mix, resulted in a gross margin of 25% in the second quarter as compared to 27% in the previous quarter of this year. However, management's continued emphasis on cost control held total selling, general, and administrative expenses at 18% for the current quarter, which was consistent with the previous quarter. Consequently, the Company's operating income for the second quarter of this year finished at 5% of sales and 6% for the first half year of operations in 1996.

Management believes that both the short-term and long-term fundamentals of each of the Company's business units remain sound. Backlogs in each business segment rose throughout the quarter and the mix of product will continue to support or improve consolidated operating margins during the second half of fiscal 1996. For these reasons, management believes that current earning trends can be maintained or improved throughout the year.

The increase in interest expense for the period ended September 30, 1996 over the comparable period of a year ago is primarily due to the issuance of debt at the corporate office level and the metal forming subsidiary. The proceeds were used primarily in connection with

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - CONTINUED

the acquisition of the metal forming operations in March of this year. Both depreciation and amortization expense have increased significantly as a result of the acquisition of the metal forming operations and the inclusion of their financial results in the current quarter.

The effective income tax rate for the company has been reduced from 27% in the prior year to 13% in the current year results. The primary cause of the reduction in this rate is the utilization of previously reserved federal net operating loss carryforwards at the motor production operations and parent company level. Management has concluded that the current earning trend would not result in the reversal of these tax valuation reserves in their entirety at this time.

Net income per common and common equivalent share has been diluted as a result of the continued issuance of common shares pursuant to a Confidential Private Placement Memorandum (Private Placement) issued on November 15, 1995. Please refer to the Form 10-K filed for the year ended March 31, 1996 for more detailed discussion of these matters. Management believes that in spite of these circumstances the current per share earning trend will be maintained.

Summarized unaudited results of operations by business segment for the three month and six month periods ended September 30, 1996 and 1995 are as follows:

                                      Quarter Ended                      Quarter Ended
                                   September 30, 1996                 September 30, 1995
                                  Dollars         Percent           Dollars         Percent
                                  -------         -------           -------         -------
Sales
  Metal forming                $ 10,968,062        65.08%        $          0          0.00%
  Material handling               3,976,215        23.59%           3,886,510         70.76%
  Motor production                1,909,874        11.33%           1,605,834         29.24%
  Oil and gas                             0         0.00%                   0          0.00%
  Corporate                               0         0.00%                   0          0.00%
                               ------------      --------        ------------      ---------

  Total sales                  $ 16,854,151       100.00%        $  5,492,344        100.00%
                               ============      ========        ============      =========

Operating income (loss)
  Metal forming                $    909,375       108.36%        $          0          0.00%
  Material handling                  38,082         4.54%             241,867         85.07%
  Motor production                  110,303        13.14%             188,843         66.43%
  Oil and gas                        (5,460)       -0.65%              (7,724)        -2.72%
  Corporate                        (213,051)      -25.39%            (138,676)       -48.78%
                               ------------      --------        ------------      ---------

Total operating
  income                       $    839,249       100.00%        $    284,310        100.00%
                               ============      ========        ============      =========

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - CONTINUED

                                    Six Months Ended                   Six Months Ended
                                   September 30, 1996                 September 30, 1995
                                  Dollars         Percent           Dollars         Percent
                               ------------      --------        ------------      --------
Sales
  Metal forming                $ 22,657,793        65.80%        $          0          0.00%
  Material handling               7,901,205        22.95%           7,513,018         71.33%
  Motor production                3,874,349        11.25%           3,019,200         28.67%
  Oil and gas                             0         0.00%                   0          0.00%
  Corporate                               0         0.00%                   0          0.00%
                               ------------      --------        ------------      ---------

Total sales                    $ 34,433,347       100.00%        $ 10,532,218        100.00%
                               ============      ========        ============      =========

Operating income (loss)
  Metal forming                $  2,169,936       100.62%        $          0          0.00%
  Material handling                 157,315         7.29%             523,500         92.71%
  Motor production                  233,365        10.82%             307,434         54.44%
  Oil and gas                       (16,569)       -0.77%             (15,232)        -2.70%
  Corporate                        (387,432)      -17.96%            (251,037)       -44.45%
                               ------------      --------        ------------      ---------
    Total operating
      income                   $  2,156,615       100.00%        $    564,665        100.00%
                               ============      ========        ============      =========

The Company's operations have been classified into five business segments: metal forming operations, material handling systems, motor production systems, oil and gas, and corporate office. The metal forming operations segment manufactures steel forgings for the power generation, compressor and bearing markets along with nonferrous casting for the glass container and pump and valve industries. The material handling segment involves the design, manufacture and installation of material handling equipment for warehouse and distribution applications. The motor production systems segment involves the manufacture of armature winding machines and complete production systems for numerous complex manufacturing processes. The oil and gas segment includes the operations of an oil and gas development company.

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties, as described in the Form 10-K filed for the year-ended March 31, 1996, which could cause actual results to differ materially from those described in the forward-looking statements. As a result, the Company's operating results may fluctuate, especially when measured on a quarterly basis.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities for the six month period ended September 30, 1996 totaled $3,696,829, as opposed to cash provided by operations of $559,734 in the prior year period. Although net income, taxes and depreciation and amortization during the period provided $1,845,164 versus $366,713 in the prior year, the accumulation of additional inventories and the timing of certain payments resulted in the use of additional capital resources during the first half of the year. Inventories increased at the metal forming operations due to increased backlogs and customer demand. Costs and estimated earnings in excess of billings on uncompleted contracts rose at the motor production segment due to significant increases in revenue and backlogs. Accounts payable were reduced at the material handling operations primarily as a result of the timing of vendor payments. Reductions in the accrued expense category occurred as a result of certain tax and benefit payments.

The cash absorbed in operating activities was financed primarily through the $15,500,000 bank line of credit facility maintained by the metal forming subsidiary and the sale of stock through the Private Placement. Management believes that sufficient availability exists in the bank line of credit to finance future operating activities at the metal forming subsidiary and continued emphasis on inventory reductions will provide additional future working capital.

Cash used in operating activities at the material handling subsidiary was primarily financed through cash on-hand at the beginning of the period. Management is currently negotiating a line of credit with a bank to finance future working capital needs at this subsidiary. The motor production segment has been successful in financing its growth utilizing cash on-hand and a bank line of credit instituted this year. Management believes that the company will be successful in installing a bank line of credit at the material handling subsidiary and that both of these segment operations will be able to finance their growth internally.

The parent company has used cash on-hand and cash from the Private Placement to finance its operations. In addition, a significant portion of cash raised by the Private Placement was used to retire debt incurred during the acquisition of the metal forming operations. The parent company has sufficient cash on-hand coupled with future amounts to be raised through the Private Placement to finance the operations at corporate office level.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        CENTRUM INDUSTRIES, INC.
                                        ------------------------
                                             (Registrant)




Date  11/7/96                           By: /s/ Timothy M. Hunter
     ------------                          -------------------------
                                           Timothy M. Hunter
                                           Chief Financial Officer

                                 EXHIBIT INDEX

                                                SEQUENTIALLY
EXHIBIT                                         NUMBERED
NUMBER          DESCRIPTION                     PAGE
-------         -----------                     ------------

  27            Financial Data Schedule