Form 10-Q
period 1996-12-31
CENTRUM INDUSTRIES INC
filed 1997-02-13
CIK 351127

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

(Mark one)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 1996

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                 to
                               ----------------  -------------------
Commission file number  0-9607

                            CENTRUM INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                     34-1654011
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

6135 Trust Drive, Suite 104A, Holland, Ohio                    43528
-------------------------------------------                  ----------
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
                                       -----    -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         CLASS                             OUTSTANDING at December 31, 1996
         -----                             --------------------------------
Common Stock - $.05 Par Value                          8,298,215

                            CENTRUM INDUSTRIES, INC.

                                     INDEX


                                                                    Page
COVER                                                               1

INDEX                                                               2

PART   I  -   FINANCIAL INFORMATION

         ITEM 1: Financial Statements

                 Condensed Consolidated Balance Sheets
                 as of December 31, 1996 and March 31,1996.         3

                 Condensed Consolidated Statements of
                 Income for the three and nine months ended
                 December 31, 1996 and 1995.                        4

                 Condensed Consolidated Statements of
                 Cash Flows for the nine months ended
                 December 31, 1996 and 1995.                        5

                 Notes to Condensed Consolidation
                 Financial Statements                               6

         ITEM 2: Management's Discussion and Analysis of
                 Financial Condition and Results of Operations      7


PART  II  -   OTHER INFORMATION                                     11



SIGNATURES                                                          12

PART 1:  FINANCIAL INFORMATION
ITEM  1.  FINANCIAL STATEMENTS

                            CENTRUM INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                               (unaudited)
                                                               December 31,                 March 31,
                                                                   1996                       1996
Assets
Current Assets:
  Cash and cash equivalents                                   $   1,635,587             $    2,100,749
  Accounts receivable, less allowances of $283,600
    and $93,761, respectively                                    12,197,246                 10,979,166
  Inventories                                                    11,645,130                  9,395,244
  Prepaid expense and other assets                                1,143,850                    720,006
                                                              -------------             --------------
    Total Current Assets                                         26,621,813                 23,195,165


Property, plant and equipment, net                               10,803,462                 11,151,109

Other Assets                                                      6,486,470                  6,265,474
                                                              -------------             --------------

Total Assets                                                  $  43,911,745             $   40,611,748
                                                              =============             ==============


Liabilities and Shareholders' Equity
Current Liabilities:
  Bank line of credit                                         $  10,702,297             $    7,886,486
  Current portion of long-term debt                               1,578,999                  2,976,425
  Accounts payable                                                7,900,629                  9,611,745
  Deferred income taxes                                             269,955                    268,394
  Accrued expense and other                                       3,012,865                  3,476,627
                                                              -------------             --------------
    Total Current Liabilities                                    23,464,745                 24,219,677

Long-term debt, less current portion                             11,625,735                 11,982,409
Other liabilities                                                   675,746                    826,670

Commitments and Contingent Liabilities (Note D)

Shareholders' Equity:
  Common stock - $.05 par value, 15,000,000 authorized
  8,298,215 and 6,170,860 issued and outstanding                    414,911                    308,543
  Additional paid-in capital                                      7,895,766                  5,322,267
  Accumulated deficit                                              (165,158)                (2,047,818)
                                                              -------------             --------------
    Total Shareholders' Equity                                    8,145,519                  3,582,992

Total Liabilities and Shareholders' Equity                    $  43,911,745             $   40,611,748
                                                              =============             ==============

See notes to condensed consolidated financial statements.

                            CENTRUM INDUSTRIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                      For the three                         For the nine
                                                      months ended                          months ended
                                              December 31    December 31              December 31  December 31
                                                  1996           1995                  1996           1995
Sales                                       $   17,973,545   $    6,398,426      $   52,406,892   $ 16,930,644

Cost of sales                                   13,513,115        4,847,679          38,991,224     12,623,980
                                            --------------   --------------      --------------   ------------
Gross profit                                     4,460,430        1,550,747          13,415,668      4,306,664

Depreciation                                       290,314           24,393             897,337         70,485
Selling, general and
  administrative expenses                        2,888,967        1,165,864           9,080,567      3,309,287
                                            --------------   --------------      --------------   ------------
Operating income                                 1,281,149          360,490           3,437,764        926,892
                                            --------------   --------------      --------------   ------------
Other income and (expenses)
  Interest income                                   16,704           10,431             147,375         17,866
  Interest expenses                               (740,500)         (92,629)         (2,009,600)      (270,852)
  Amortization                                     (34,791)         (37,292)           (105,284)      (112,833)
  Miscellaneous                                     36,096           18,075              90,155         40,552
                                            --------------   --------------      --------------   ------------
                                                  (722,491)        (101,415)         (1,877,354)      (325,267)


Income before income taxes                         558,658          259,075           1,560,410        601,625

Provision (benefit) for income taxes              (452,478)          69,960            (322,250)       162,450
                                            --------------   --------------      --------------   ------------

Net income                                  $    1,011,136   $      189,115      $    1,882,660   $    439,175
                                           ===============   ==============      ==============   ============
Net income per common
  and common equivalent share               $         0.12            $0.03               $0.24          $0.08
                                           ===============   ==============      ==============   ============
Weighted average number of
  common and common equivalent
  shares outstanding                             8,482,626        5,688,117           7,801,458      5,689,525
                                           ===============   ==============      ==============   ============




See notes to condensed consolidated financial statements.

                            CENTRUM INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (UNAUDITED)

                                                        For the nine          For the nine
                                                        Months ended          Months ended
                                                        December 31,          December 31,
                                                           1996                  1995
                                                           ----                  ----
Cash flows from operating activities:
  Net income                                            $  1,882,660        $   439,175
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                        1,002,621            183,318
      Deferred income taxes                                 (533,645)
  Changes in assets and liabilities that provide
    (use) cash:
      Accounts receivable                                 (1,218,080)           376,446
      Inventory                                           (2,249,886)          (288,259)
      Prepaid expenses and other assets                     (214,919)          (574,190)
      Accounts payable                                    (1,711,116)           213,915
      Accrued expenses and other                            (614,685)           958,909
                                                        ------------       ------------
Net cash provided by (used in) operating activities       (3,657,050)         1,309,314
                                                        ------------       ------------
Cash flows from investing activities:
  Purchase of property and equipment                        (549,690)           (65,445)
                                                        ------------       ------------
Net cash used in investing activities                       (549,690)           (65,445)
                                                        ------------       ------------
Cash flows from financing activities:
  Net proceeds (repayments) on short-term debt             2,815,811           (285,000)
  Repayments of notes payable                             (1,754,100)          (255,136)
  Proceeds from the issuance of notes payable                                   550,000
  Proceeds from the issuance of common stock               2,679,867             18,000
  Repurchase of common stock                                                    (60,000)
                                                        ------------       ------------
Net cash provided by (used in) financing activities        3,741,578            (32,136)
                                                        ------------       ------------
Increase (decrease) in cash and cash equivalents            (465,162)         1,211,733
Cash and cash equivalents at beginning of period           2,100,749            472,673
                                                        ------------       ------------
Cash and cash equivalents at end of period              $  1,635,587       $  1,684,406
                                                        ============       ============





See notes to condensed consolidated financial statements.

                            CENTRUM INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE A: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting principally of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results of operations for the three month and nine month periods ended December 31, 1996 and 1995. Accounting policies followed by the Company are described in Note 1 to the financial statements in its Annual Report on Form 10-K for the year ended March 31, 1996.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The condensed financial statements should be read in conjunction with the financial statements, including notes thereto, contained in the Company's Annual Report on Form 10-K for the year ended March 31, 1996.

The results of operations for the three months and nine months ended December 31, 1996, are not necessarily indicative of the results to be expected for the full year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Certain amounts within the subsequent year financial statements have been reclassified in order to be consistent with the current year presentation.

NOTE B: COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS

Inventories consisted of the following at December 31, 1996 and March 31, 1996:

                                                             December 31, 1996  March 31, 1996
                                                             -----------------  --------------
Raw Materials                                                   $   5,748,811     $  4,756,954
Work in Progress                                                    4,989,436        4,332,492
Finished Goods                                                        906,883          305,798
                                                                -------------     ------------
Total Inventories                                               $ 11,645,130      $  9,395,244
                                                                ============      ============

Other assets consisted of the following at December 31, 1996 and March 31, 1996:

                                                             December 31, 1996  March 31, 1996
                                                             -----------------  --------------
Deferred Income Tax Benefits                                    $   2,601,599     $  2,066,393
Goodwill, less accumulated amortization of
$509,778 and $404,494, respectively                                 2,334,332        2,439,616
Debt Issuance Costs                                                   754,356        1,133,412
Other Assets                                                          796,183          626,053
                                                                -------------     ------------
Total Other Assets                                              $   6,486,470     $  6,265,474
                                                                =============     ============

NOTE C: INCOME TAXES

During the third quarter of the current fiscal year, management recorded a provision for income tax expense of $195,530 which was offset by a $648,010 credit to deferred income tax expenses. The credit to deferred income tax expense was to reduce the existing valuation allowance. The reduction of the valuation allowance was based on new information evaluated during the third quarter regarding the availability of certain federal net operating loss carryforwards (NOLs) and the continued improvements in operating profits and backlogs throughout the Company. These factors have reduced the level of uncertainties with respect to a portion of these NOLs where management has now concluded that they expect to realize these tax benefits. At December 31, 1996, a remaining valuation reserve of $1.45 million has been maintained due to limitations on the usage of certain pre-acquistion NOLs and the continued existence of uncertainties. The remaining valuation allowance could be increased or reduced in the near term if estimates of future taxable income during the carryforward period change substantially or if new information regarding the uncertainties is received.

Income taxes payable as of December 31, 1996 and March 31, 1996 were $269,955 and $251,143, respectively.

NOTE D: COMMITMENTS AND CONTINGENT LIABILITIES

There has been no significant change from the prior year-end audited statements.


NOTE E: INCOME PER COMMON AND COMMON EQUIVALENT SHARE

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


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


The changes in sales and operating income for the three and nine month periods ended December 31, 1996 over the comparable period of a year ago were due primarily to the inclusion of the metal forming subsidiary in the current periods results. As discussed in the Form 10-K filed for the year ended March 31, 1996, the metal forming operations were acquired on March 8, 1996 and, accordingly, the results of these operations were not included in the comparable prior year periods. The metal forming operations have continued their contribution to operating income during the current quarter. The metal forming subsidiary has seen significant growth in sales and improvement in operating income since its acquisition by

Centrum and management believes that these trends will continue for the remainder of the fiscal year.

Sales and operating income at the material handling subsidiary have decreased compared to the corresponding prior year periods. Sales have decreased primarily as a result of customer requested delivery reschedules into the next fiscal year. A weaker margin product mix also impacted operating income. Management believes that this trend in operating income will continue during the fourth quarter based upon the composition of product mix in the existing backlogs.

Sales at the motor production subsidiary have increased substantially over the prior year period as a result of customer demand. Operating profits have followed this trend benefiting from increased volume and a more profitable
product mix.   These factors are expected to continue during the fourth
quarter.

Both consolidated revenues and operating margins benefited during the current quarter from the trends discussed above. Sales increased by 6.6% over the previous quarter of this year and operating margins exceeded 7% for the second time this year. The Company's year-to-date operating margin has improved to 6.6% as compared to 5.5% for the comparable period in the prior year. In addition, selling, general and administrative expenses for the year remain at 17% of sales, compared to 20% in the previous year. Depreciation expense increased significantly due to acquisition of the metal forming operations and the inclusion of their financial results in the current fiscal year.

Management believes that both the short-term and long-term fundamentals of each of the Company's business units remain sound. Backlogs in each business segment remain strong and the mix of products will continue to support consolidated operating margins during the fourth quarter of fiscal 1997. For these reasons, management believes that current trends in operating income can be maintained during the remainder of this fiscal year.

The increase in interest expense for the period ended December 31, 1996 over the comparable period of a year ago is primarily due to the issuance of debt at the corporate office level and the metal forming subsidiary. The proceeds were used primarily in connection with the acquisition of the metal forming operations.

At March 31, 1996, a deferred tax asset valuation allowance of approximately $2.3 million was recorded, primarily against NOLs for which ultimate realization was deemed to be unlikely due to questions regarding the levels of future profitability required to allow their use prior to expiration and other uncertainties. During the third quarter of the current fiscal year, management recorded a provision for income tax expense of $195,530 which was offset by a $648,010 credit to deferred income tax expenses. The credit to deferred income tax expense was to reduce the existing valuation allowance. The reduction of the valuation allowance was based on new information evaluated during the third quarter regarding the availability of certain NOLs and the continued improvements in operating profits and backlogs throughout the Company. These factors have reduced the level of uncertainties with respect to a portion of these NOLs where management has now concluded that they expect to realize these tax benefits. At December 31, 1996, a remaining valuation reserve of $1.45 million has been maintained due to limitations on the usage of certain pre-acquistion NOLs and the continued existence of uncertainties. The remaining valuation allowance could be increased or reduced in the near term if estimates of future taxable income during the carryforward period change substantially or if new information regarding the uncertainties is received.

Net income per common and common equivalent share has been diluted as a result of the issuance of common shares pursuant to a Confidential Private Placement Memorandum (Private Placement) initiated on November 15, 1995 and completed on November 15, 1996. Please refer to the Form 10-K filed for the year ended March 31, 1996 for more detailed discussion of these matters.

Summarized unaudited results of operations by business segment for the three month and six month periods ended December 31, 1996 and 1995 are as follows:

                                  Quarter ended                 Quarter ended
                                December 31, 1996             December 31, 1995
                               Dollars      Percent          Dollars      Percent
                               -------      -------          -------      -------
Sales
  Metal forming              $  11,671,959      64.94%     $          0       0.00%
  Material handling              3,888,480      21.63%        4,978,838      77.81%
  Motor production               2,405,863      13.39%        1,419,588      22.19%
  Corporate                          7,243       0.00%                0       0.00%
                             -------------   --------      ------------   --------
     Total sales             $  17,973,545     100.00%     $  6,398,426     100.00%
                             =============   ========      ============   ========


Operating income (loss)
  Metal forming              $   1,077,637      84.11%     $          0       0.00%
  Material handling                169,887      13.26%          345,595      95.87%
  Motor production                 270,988      21.15%          135,874      37.69%
  Corporate                       (237,363)    (18.53%)        (120,979)    (33.56%)
                             -------------   --------      ------------   --------
     Total operating
       income                $   1,281,149     100.00%     $    360,490     100.00%
                             =============   ========      ============   ========
                                Nine Months ended             Nine Months ended
                                December 31, 1996             December 31, 1995
                               Dollars      Percent          Dollars      Percent
                               -------      -------          -------      -------
Sales
  Metal forming              $  34,329,752      65.51%     $          0       0.00%
  Material handling             11,789,685      22.50%       12,491,856      73.78%
  Motor production               6,280,212      11.98%        4,438,788      26.22%
  Corporate                          7,243       0.01%                0       0.00%
                             -------------   --------      ------------   --------
     Total sales             $  52,406,892     100.00%     $ 16,930,644     100.00%
                             =============   ========      ============   ========


Operating income (loss)
  Metal forming              $   3,247,573      94.47%     $          0       0.00%
  Material handling                327,202       9.52%          870,866      93.96%
  Motor production                 504,353      14.67%          443,274      47.82%
  Corporate                       (641,364)    (18.65%)        (387,248)    (41.78%)
                             -------------   --------      ------------   --------
     Total operating
       income                $   3,437,764     100.00%     $    926,892     100.00%
                             =============   ========      ============   ========

The Company's operations have been classified into four business segments: metal forming operations, material handling systems, motor production systems, and corporate office. The metal forming operations segment manufactures steel forgings for the power generation, compressor and bearing markets along with nonferrous casting for the glass container and pump and valve industries. The material handling equipment segment involves the design, manufacture and installation of material handling equipment for warehouse and distribution applications. The motor production systems segment involves the manufacture of armature winding machines and complete production systems for numerous complex manufacturing processes.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities for the nine month period ended December 31, 1996 totaled $3,657,050, as opposed to cash provided by operations of $1,309,314 in the prior year period. Although net income, taxes and depreciation and amortization during the period provided $2,351,636 versus $622,493 in the prior year, the accumulation of additional inventories and receivables along with the timing of certain payments resulted in the use of additional capital resources during the first nine months of the year. Inventories increased at the metal forming operations due to increased backlogs and customer demand. Accounts receivable increased as a result of higher shipping levels and the timing of customer payments. Accounts payable were reduced at both the material handling and metal forming operations primarily as a result of the timing of vendor payments. Reductions in the accrued expense category occurred as a result of certain tax and benefit payments.

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

The parent company has used cash on-hand and cash from the Private Placement to finance its operations. In addition, a significant portion of cash raised by the Private Placement memorandum was used to retire debt incurred during the acquisition of the metal forming operations. The parent company has sufficient cash on-hand to finance the operations at corporate office level.

The $15,500,000 line of credit agreement places certain restrictions on the Company's ability to transfer cash between subsidiaries. Management does not consider this restriction to be significant given the level of cash on hand at the individual subsidiaries and the existing and planned credit facilities.


PART II - OTHER INFORMATION

During the third quarter, the motor production subsidiary entered into a joint venture agreement with a European competitor, who offers a complementary product line. As a result of this alliance, the joint venture company will be able to offer a much broader array of motor production lines throughout the North American market. Management believes that the motor production subsidiary will benefit from this strategic marketing alliance.

The Private Placement closed on November 15, 1996. During the current fiscal year 1,825,666 shares of common stock have sold for $2,464,650, which is net of $273,849 in issuance costs and expenses.

On December 13, 1996, interest of $72,252 was paid by the issuance of 48,168 shares of common stock. The interest is attributable to term notes held by certain of the Company's shareholders and directors. The principal and interest on the notes has been paid in full. In addition, Board of Directors fees of $48,000 were paid on December 13, 1996 by the issuance of 32,000 shares of common stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         CENTRUM INDUSTRIES, INC.
                                        --------------------------
                                             (Registrant)




Date  February 10, 1997                 By: /s/ Timothy M. Hunter
                                           -----------------------
                                           Timothy M. Hunter
                                           Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit
  No.                   Description
-------                 -----------
EX 10.13                Amended and Restated Employment Agreement with
                        George H. Wells executed November 18, 1996.

EX 10.24                Model Board of Directors Stock Option Agreement.

EX 10.25                Model Employee Stock Option Agreement.

EX 10.26                Stock Option Agreement with George H. Wells dated
                        December 2, 1996.

EX 10.27                Stock Option Agreement with Timothy M. Hunter dated
                        December 2, 1996.

EX 10.28                Stock Option Agreement with Anthony A. Montani dated
                        December 2, 1996.

EX 27                   Financial Data Schedule.
