Form 10-K
period 1997-03-31
CENTRUM INDUSTRIES INC
filed 1997-06-27
CIK 351127

                                    FORM 10K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

FOR THE FISCAL YEAR ENDED MARCH 31, 1997

COMMISSION FILE NUMBER 09607

                          CENTRUM INDUSTRIES, INC.
           (Exact name of registrant as specified in its charter)

     DELAWARE                              34-1654011
---------------------------------     -------------------
(STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)        IDENTIFICATION NO.)

6135 TRUST DRIVE, SUITE 104A, HOLLAND, OH              43528
-----------------------------------------            ----------
ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (419) 868-3441
                                                   -----------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NAME OF EACH EXCHANGE ON
     TITLE OF EACH CLASS                WHICH REGISTERED
---------------------------------     -------------------------
         NONE                                  NONE


SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                    COMMON CAPITAL STOCK, $.05 PAR VALUE
                    --------------------------------------
                              (TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No
                                               ----      ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SK is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10K. []

Aggregate market value of voting stock held by non-affiliates of the registrant at May 31, 1997. (for the sole purpose of making this calculation, the term "non-affiliate" has been interpreted to exclude directors and executive officers of the Company. Such interpretation is not intended to be, and should not be construed to be, an admission of the Company that such directors and executive officers of the Company are "affiliates" of Centrum Industries, Inc. as that term is defined under the Securities Act of 1934.(computed by reference to actual trades in the over the counter market on the Bulletin Board on May 31, 1997): $ 15,958,660

Number of shares outstanding of common stock, $.05 par value, as of May 31, 1997: 8,368,904

                            CENTRUM INDUSTRIES, INC.

                           ANNUAL REPORT ON FORM 10-K
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1997

                               TABLE OF CONTENTS


PART I                                                                                                            PAGE

Item 1.Business                                                                                                      3

Item 2.Properties                                                                                                    8

Item 3.Legal Proceedings                                                                                             9

Item 4.Submission of Matters to a Vote of Security Holders                                                           9

PART II

Item 5.Market for Centrum's Common Stock and Related Stockholder Matters                                            10

Item 6.Selected Financial Data                                                                                      11

Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations                        12

Item 8.Financial Statements and Supplementary Data                                                                  19

Item 9.Changes in and Disagreements With Accountants on Accounting and Financial Disclosure                         19

PART III

Item 10.      Directors and Executive Officers of Centrum                                                           50

Item 11.      Executive Compensation                                                                                52

Item 12.      Security Ownership of Certain Beneficial Owners and Management                                        55

Item 13.      Certain Relationships and Related Transactions                                                        57

PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                                     PART I
ITEM 1.  BUSINESS
(a)  GENERAL DEVELOPMENT OF BUSINESS

GENERAL
Centrum Industries, Inc. ("Centrum", the "Company" or the "Company and its subsidiaries") is a Delaware corporation which is a holding company for three manufacturing segments: Metal Forming Operations (65% of 1997 sales), Material Handling Systems (23% of 1997 sales), and Motor Production Systems (12% of 1997 sales). Centrum was originally incorporated in North Dakota in 1977 under the name "Energy Resources of North Dakota, Inc." (In this document, years reflect the fiscal year ended March 31, unless otherwise noted.)

The metal forming operations began when McInnes Steel Company was purchased through a subsidiary merger on March 8, 1996 for approximately $12.3 million, which was financed by debt and the sale of Centrum's common stock. The material handling systems segment was formed September 2, 1993, when the stock of American Handling, Inc. was acquired through a subsidiary merger in exchange for Centrum's common stock valued, by management, at $2.29 million. The motor production systems began when Centrum purchased all of the outstanding common stock of Micafil, Inc. on May 17, 1993. The purchase price of $1.75 million was paid in the form of two promissory notes to ASEA, Brown, Boveri, Inc., the seller. The oil and gas segment has been reclassified and combined with the corporate office due to immateriality.

Acquisitions are a key element of Centrum's business strategy. Centrum focuses on businesses involved in basic industries such as steel, material handling and machine tools which posess capital and technology barriers to entry. The Company looks for businesses manufacturing high quality products that can be improved by making fundamental changes, such as reducing fixed costs and improving asset utilization. Centrum continues to actively seek new acquisitions which complement its core manufacturing segments.

(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

Information relating to the amounts of revenue, operating profit or loss and identifiable assets attributable to each of the Company's industry segments for 1995-1997 is included in Note 13 to the Consolidated Financial Statements.

(c)  NARRATIVE DESCRIPTION OF THE BUSINESS

METAL FORMING OPERATIONS
The largest subsidiary of Centrum is McInnes Steel Company (McInnes Steel). McInnes Steel was acquired in March 1996 and comprises the metal forming operations. McInnes Steel operates four metal forming facilities: McInnes Steel Company (MSC), McInnes Rolled Rings (MRR), Taylor Forge Company (Taylor), acquired on June 4, 1997, and Erie Bronze & Aluminum Company (EBA).

Products and Markets
The metal forming operations produce specialty steel forgings, steel seamless rolled rings, and nonferrous castings.

MSC is located in Northwestern Pennsylvania and produces forged steel components, primarily utilizing an open-die forging manufacturing process. Open-die forging is the process of compressing heated metal into a desired shape using a press or hammer without completely enclosing the metal
within the die. The forgings can range in sizes up to 45,000 lbs.   MSC and  MRR
both have heat treat capabilities. Heat treat techniques are used to manipulate the microstructures and mechanical properties of the metal. The forgings are then generally machined to customer specifications. Specialty steel forgings are utilized in the power generation, compressor and miscellaneous commercial industries. There are numerous domestic and foreign competitors in the specialty steel forging industry, however, Patriot Forge and FOMAS S.p.A. are the main competitors in the commercial power generation market.

MRR and Taylor produce steel seamless rolled rings from 4 inches to 160 inches, in weights from 2 to 11,000 pounds. A seamless rolled ring is produced by punching a hole in a heated pre-formed round of metal and then rolling the pre-form to customer specifications. The rings are produced in various cross sections and material grades, and can be provided in a rough forged or machined condition. Rolled rings are sold to bearing, off-road construction equipment manufacturers, oil and gas, mining and specialty machine manufacturers. There are numerous domestic and foreign competitors in the rolled ring industry, however, F.R.I.S.A., in Mexico, and Ovako-Ajax, Inc. and Scot Forge in the United States are the main competitors in the industry. MRR is recognized as an industry leader in quality, price and delivery. This is due to the design of the MRR facility, which was constructed in 1992 as a state of the art, fully automated seamless ring rolling mill. Taylor is competitive in the 70 to 160 inch rolled ring market. Taylor was purchased in June of 1997 in order to complement the MRR facility in the larger end of the ring market. The combined facilities will now be able to serve over 90% of the target markets and represent one of the largest suppliers to the industry.

Nonferrous castings are produced at EBA in Erie Pennsylvania. The castings range in sizes from one ounce to 1,000 pounds in either bronze or aluminum. EBA is one of two main suppliers to the domestic and Canadian glass bottle mold producers. The other main supplier is Ross Mould. Sales are also made in the international market. EBA sells its castings to the pump and valve industries and other commercial applications along with other international glass customers.

Sales
The products of the metal forming operations are marketed primarily through an internal sales force. The metal forming operations sells its products both domestically and internationally, however, approximately 85% of the metal forming operations sales are made domestically. The metal forming operations sales are subject to slight seasonal fluctuations. Quality, service, delivery and price are decisive competitive factors.

Sales during 1997 to the power generation industry accounted for approximately 16% of net sales on a consolidated basis and 25% of the metal forming operations sales. Sales during 1997 to General Electric Company (GE) were 14% of net sales on a consolidated basis and 22% of the metal forming operations sales. Loss of this customer could have a significant impact on the results of operations. No other customer exceeds 10% of the consolidated or metal forming operations sales. Approximately one-half to three quarters of the metal forming operations segment customers provide repeat business. Customers are billed for the products upon shipment.

Backlog at the metal forming group was $12.3 million and $16 million as of May 31, 1997 and 1996, respectively. This decrease represents a change in the inflow of power generation orders. The May 1996 backlog includes orders which had been received during the first quarter of 1997 representing commitments for the entire fiscal year. Currently, this customer is placing their orders ratably over the year. All of the backlog orders are expected to be filled within the next year.

Raw Materials
The primary raw material of the metal forming operations is steel, which is purchased from regional and national suppliers. There are no long-term contracts for the purchase of steel. The raw material supplies have been and are expected to remain sufficiently abundant to support operations. The metal forming operations require maintaining a stock inventory of raw materials due to the variety of its products and the customer lead-time requirements, however supplier consignment is expected to be utilized more often in the future.

Energy is a significant requirement in the production of the metal forming operations. Energy is required to forge and heat treat the forged metals. Natural gas and electricity are the main sources of energy. Supplies of natural gas and electricity have been sufficient and are expected to remain at adequate levels.

Employees
At May 30, 1997, the metal forming operations had approximately 320 employees. Approximately 140 employees at MSC are represented by a collectively bargained agreement which expires on October 1, 1997. Approximately 50 employees at EBA are represented by a collectively bargained agreement which expires on August 1, 1997. Seven employees are represented by a collectively bargained agreement which expires on October 1, 1999. Management anticipates that the terms of the agreements to be negotiated will not materially differ from those presently existing. Management believes that it has good relations with its employees.

MATERIAL HANDLING SYSTEMS
The material handling systems segment contains American Handling, Inc. (AH).

Products and Markets
The materials handling systems offer material handling systems and components to companies with warehouse and distribution facilities. Designing a material handling system requires expertise in facilities planning and system design, inventory analysis and determination of equipment needs, procurement and installation of equipment, and coordinated relocation of the customer inventory.

The principal market is the automotive after-market, which accounts for approximately 50% of sales, catalogue fulfillment is approximately 20% of sales and the balance comes from new markets such as hardware, office products, candy, tobacco, lawn and garden, and consumer electronics. Sales during 1997 to Carquest, a customer in the automotive after-market contributed approximately 4% of consolidated sales and 18% of the material handling systems sales. Loss of this repeat customer would not have a material impact on the consolidated results, however, it would adversely affect the material handling systems segment.

The material handling systems competes primarily on price, product, performance guarantees and the extent of services which can be provided. There are few direct competitors in the industry which provide the turnkey service provided by AH. Competition is primarily in the individual phases of the work. For example, a competitor may provide construction and installation services or design services, but few competitors provide the range of services offered by AH. The competitors compete primarily on price.

Sales
The material handling systems segment markets its services and products in the domestic market through an internal sales force. Sales are not seasonal, although projects involving new construction can be delayed due to weather conditions.

The industry and the material handling systems segment have minimal working capital requirements due to the large amount of revenues derived from goods shipped directly to the customers' job site. Generally, all goods drop-shipped are special orders which permits AH to maintain minimal inventory levels and still be able to meet customer demand. A project typically lasts from six to eight months and is supported by a progress payment schedule to conserve working capital.

As of May 31, 1997, the backlog of firm orders is valued at approximately $9.7 million. This backlog represents a 54% increase from the backlog as of May 31, 1996 of approximately $6.2 million. This increase is due to customer requested delivery reschedules from 1997 into 1998. All of the backlog orders are expected to be filled within the next year.

Raw Materials
Raw materials are purchased to fabricate mezzanines structures, cart racks and catwalks and consist mainly of raw steel. Other material handling products, such as shelving, rack and conveyor equipment, are purchased from multiple suppliers. Raw materials and material handling products are readily available from many different suppliers.

Employees
At May 31, 1997, the material handling systems had approximately 65 employees, who are not covered by a collective bargaining agreement. Management believes that relations with employees are good.

MOTOR PRODUCTION SYSTEMS
The motor production systems segment consists of Micafil, Inc. (Micafil) and its 50% equity interest in Micafil - Axis, L.L.C. (M-A Joint Venture).

Products and Markets
The motor production systems segment designs and manufactures armature and stator winding machines and complete production systems for small fractional horsepower electric motors used primarily in the automotive and consumer durable goods markets. Micafil has a specific niche in both design of small armature assembly lines and the manufacture of armature winders and is recognized within the industry as a pioneer in this technology. In addition to the sale of machines and machining lines, revenue is also generated from rebuilding and retrofitting existing machines and selling replacement parts. This represents approximately 25% of Micafil's total revenue and is viewed as a critical component to being recognized as a full-service supplier in this industry.

Micafil is one of four major suppliers of small fractional horsepower motor production equipment in the world. The other three suppliers are Globe, Axis S.p.A. and Odawara. No single competitor has a dominant position. Competition is based upon product performance, price, delivery time, and local plant preference.

Sales
The products of the motor production systems segment are marketed both domestically and internationally primarily through an internal sales force.
The majority of the sales are made domestically. Sales during 1997 to industries serving the automotive market accounted for 7% of consolidated sales and 65% of the motor production systems sales. Sales during 1997 to Hoover and ITT and its subsidiaries were 4% each of consolidated sales and 31% and 35%, respectively, of the motor production systems. Loss of either of these customers would not have a material impact on the consolidated results, however, it would adversely affect the motor production systems segment over the long term, as customers typically place repeat orders over a 3 to 5 year cycle.

Customers are billed 30% with order placement, 60% at time of shipment and the balance is net 30 days. This is consistent with industry practice.

The M - A Joint Venture was formed during fiscal 1997, between Micafil and Axis S.p.A, which offers a complementary product line. The purpose of this strategic marketing alliance is to increase the marketing and distribution of machines and systems within North America. Sales during 1997 to the M-A Joint Venture were not material.

As of May 31, 1997, the backlog in firm orders was valued at approximately $2.1 million, and all of the backlog orders are expected to be filled within the next year. This backlog amount represents a decrease of $4.1 million from the backlog as of May 31, 1996. The prior year backlog contained two large orders which subsequently shipped during 1997 and early 1998.

Raw Materials
The material used in the production process generally consists of steel and aluminum and purchased electrical and mechanical components such as valves, cylinders and motors. Micafil has local sources for its production material and there is ready availability for all components although some items require longer lead time due to machining or special order items.

Employees
At May 31, 1997, Micafil had approximately 60 employees, who are not covered by a collective bargaining agreement. Management believes that the relations with employees are good.

(d)  COMPLIANCE WITH ENVIRONMENTAL REGULATIONS
The Company is subject to federal, state and local provisions dealing with the protection of the environment. The Company is involved in certain regulatory proceedings involving environmental matters which are incorporated by reference from Note 10 to the Consolidated Financial Statements contained in Item 8 hereof. Expenditures related to the environmental regulatory matters were not material for fiscal 1997 and are not anticipated to be material for 1998. Based upon historical experience and information currently available, the Company does not expect compliance with environmental regulations to have a material adverse effect on the Company's operations.

ITEM 2.  PROPERTIES
Centrum's principal facilities are set forth in the table below:

Location                Use                             Leased/Owned
CORPORATE OFFICES
Holland, Ohio           Corporate Office                Leased

Medina County, Ohio     Oil & Gas Exploration           Leased (1)

METAL FORMING OPERATIONS
Corry, Pennsylvania     Administration/Sales Office
                        Production/Warehousing          Owned

Fairview, Pennsylvania  Administration/Sales Office
                        Production/Warehousing          Owned

Erie, Pennsylvania      Administration/Sales Office
                        Production/Warehousing          Owned

Erie, Pennsylvania      Production                      Leased

Memphis, Tennesse       Administration/Sales Office
(Acquired June 4, 1997) Production                      Owned

MATERIAL HANDLING SYSTEMS
Cleveland, Ohio         Administration/Sales Office     Leased (2)
                        Production/Warehousing

Cleveland, Ohio         Warehousing                     Leased

Cleveland, Ohio         Warehousing                     Leased

MOTOR PRODUCTION SYSTEMS
Englewood, Ohio         Administration/Sales Office     Owned
                        Production/Warehousing
     The Metal Forming Operations properties located in Pennsylvania secure
     bank debt and industrial development financing.   Details of the
     encumbrance are incorporated by reference from Note 6 and Note 10 to the Consolidated Financial Statements contained in Item 8 hereof.

     The manufacturing facilities are well maintained and are suitable for the Company's current and anticipated needs. The facilities are operating at capacities which range from approximately 70% to 80%.

(1)  Represents mineral rights.

(2) In February 1996, an option to purchase this space for approximately $1,150,000 was exercised. The transaction was not consummated, however, in May 1997, an agreement to extend the option to purchase and the lease was reached with the lessor.

ITEM 3.  LEGAL PROCEEDINGS
The Company is involved in litigation arising out of the normal course of business activities. None of these legal proceedings including the regulatory proceedings discussed below are expected to have a material adverse effect on the Company.

The Company is involved in certain regulatory proceedings involving environmental matters. On October 16, 1989, the USEPA filed a federal court cost recovery action in the United States District Court for the Western District of Pennsylvania against various alleged owners and transporters relating to an unpermitted landfill site in Millcreek Township, Erie County, Pennsylvania ("Millcreek site"). EBA was identified as one of various "potentially responsible parties" ("PRP's") which allegedly caused "hazardous substances," as defined in CERCLA, to be taken to the Millcreek site. With regard to this cost recovery action, EBA has negotiated a settlement which has been approved in federal court and has been concluded in May of 1996.

In addition to the above, on March 31, 1992, USEPA issued a CERCLA Section 106 unilateral administrative order ("Section 106 order") to EBA and most other PRP's relating to the Millcreek site. The Section 106 order required the named PRP's to perform soil cap remediation work at the Millcreek site. The PRP's have submitted their work plan, which has been approved by the government and construction is expected to begin during 1997.

EBA is also involved in two other private party actions brought by landowners relating to the Millcreek site. Management does not believe that these suits have any merit and believes that any resolution would not be material.

Additional details involving environmental matters are incorporated by reference from Note 10 to the Consolidated Financial Statements contained in
Item 8 hereof.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
This item is not applicable.

                                    PART II

ITEM 5.  MARKET FOR CENTRUM'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

Subsequent to September 1995, the Company's common stock is traded over the counter on the Bulletin Board under the symbol CIII. Prior to September 1995, trades were primarily made through Continental Capital, Inc. Continental Capital, Inc. See Item 10, "Directors and Executive Officers of Centrum," and
Item 12, "Security Ownership of Certain Beneficial Owners and Management."

The following table presents the quarterly high and low selling price in the over the counter market, with the exception of the first two quarters of fiscal year 1996, and represent actual transactions. The selling prices during the first two quarters of fiscal year 1996 were trades made primarily through Continental Capital, Inc.



1996:                                High               Low
 Quarter ending June 30, 1995       $1.00              $0.25
 Quarter ending September 30, 1995   1.50               0.25
 Quarter ending December 31, 1995    3.63               1.00
 Quarter ending March 31, 1996       2.75               1.25

1997:
 Quarter ending June 30, 1996        2.50               1.50
 Quarter ending September 30, 1996   2.75               1.25
 Quarter ending December 31, 1996    3.25               1.75
 Quarter ending March 31, 1997       3.00               2.00


As of May 31, 1997, there were approximately 1,000 shareholders of record. Shareholders are entitled to receive dividends when and as declared by the Board of Directors. However, Centrum has never paid a dividend, and intends to conserve capital to finance future acquisitions and, accordingly, does not anticipate payment of any dividends in the foreseeable future. Furthermore, any proposed dividends must be approved, in advance, by both the holders of the 11% convertible, unsecured notes payable, and Huntington National Bank, the Company's principal lender.

6.  SELECTED FINANCIAL DATA

The following five year selected financial data should be read in conjunction with the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations that appear elsewhere in this report.


                                                             As of and for the Years Ended March 31,
                                                        -------------------------------------------------
                                  1997                     1996 (B)           1995          1994 (A)            1993
SUMMARY OF OPERATIONS:
 Net sales                      $71,154,726            $27,525,702        $18,292,696       $ 8,760,667
 Other expense                   (2,475,411)              (402,520)          (270,912)         (483,599)   $   (132,258)
 Income (loss) from continuing
operations before income taxes    1,676,603              1,063,054            386,927        (1,112,897)       (436,780)
 Provision (benefit) for
  income taxes                     (773,675)               257,814            223,679
                                -----------            -----------        -----------        ----------    ------------
 Income (loss) from continuing
  operations                    $ 2,450,278            $   805,240        $   163,248       $(1,112,897)   $   (436,780)
                                ===========            ===========        ===========         =========    ============


PER SHARE DATA:
 Income (loss) from continuing
  operations                    $       .28            $       .13        $       .03       $     (.26)   $       (.21)

FINANCIAL POSITION:
 Current assets                 $25,768,427            $23,195,165        $ 5,393,369       $3,450,374     $   231,910
 Current liabilities             22,640,435             24,028,677          4,432,101        5,810,033         508,600
 Working capital (deficiency)     3,127,992               (835,312)           961,268       (2,359,659)       (276,690)
 Total assets                    43,000,647             40,611,748          9,547,336        7,941,039         697,504
 Long-term liabilities           11,021,938             12,173,408          3,609,487        1,035,499         325,000



(A) On May 17, 1993, the Company acquired all of the outstanding common stock of Micafil Inc. Micafil had net sales of $2,718,943 and a loss from continuing operations of $339,983 for the ten month period ended March 31, 1994. On September 2, 1993, the Company acquired the stock of American Handling, Inc. American Handling had net sales of $6,041,724 and income from continuing operations of $89,012 for the seven month period ended March 31, 1994. These acquisitions have been accounted for as purchases and their results of operations have been included in the consolidated financial statements since the dates of acquisition.

(B) On March 8, 1996, McInnes Steel Company was purchased through a subsidiary merger. This transaction was accounted for as a purchase and its operations have been included in the consolidated financial statements since that date. McInnes had net sales of $2,539,899 and income from continuing operations of $70,141 for the period from March 8, 1996 to March 31, 1996.

During the five year period ending March 31, 1997 no dividends were declared or paid.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW
Centrum is a publicly traded holding company that acquires and operates companies that have strong niche positions in their industries. During 1996, Centrum completed its largest acquisition to date when the Company purchased McInnes Steel. The Company's long-range strategy is to own and acquire control of companies in basic manufacturing industries with quality products in industries with capital and technological barriers to entry. All of the Company's present manufacturing subsidiaries were acquired subsequent to April 1993.

RESULTS OF OPERATIONS
The Company's operations have been classified into four business segments: metal forming operations, material handling systems, motor production systems, and corporate office. The metal forming operations segment was established on March 8, 1996 with the acquisition of McInnes Steel Company (McInnes), and consists of steel open die forging, non-ferrous casting and seamless rolled
ring operations.   Taylor Forge Company (Taylor) was acquired on June 4, 1997 and is not included in the results of operations for fiscal year 1997. The material handling systems segment was established with the acquisition of American Handling, Inc. (AH) on September 2, 1993, and consists of the design, procurement and installation of material handling systems for warehouses and distribution facilities. The motor production system segment was established with the acquisition of Micafil, Inc. (Micafil) on May 17, 1993, and consists of the manufacture of armature winding machines and complete production systems for numerous complex manufacturing processes. The Corporate office functions to oversee the operating segments and pursue future acquisitions.

YEAR ENDED MARCH 31, 1997 COMPARED TO MARCH 31, 1996
Consolidated results
Net sales for 1997 increased by $43.6 million or 159% to $71.2 million. The primary reason for the increase is due to the inclusion of the metal forming operations for a full twelve months in 1997 as opposed to 1996 which only included sales for the period from March 8, 1996 through March 31, 1996. Consolidated gross margins decreased to 23% of sales as compared to 26.2% in the prior year. The decreased gross margins are reflective of the change in the composition of the operating segments since the acquisition of the metal forming operations coupled with reduced margins experienced during 1997 at the other two segments. Selling, general and administrative expenses increased by $6.6 million in 1997 to $12.1 million, reflecting the inclusion of McInnes. Interest expense increased by $2.2 million to $2.75 million primarily reflecting the increased level of debt required to fund the McInnes acquisition. During 1997, management recorded a provision for income tax expense of $827,000 which was offset by a $1.6 million credit to deferred income tax expense. The credit to deferred income tax expense was to reduce existing valuation allowances and was based upon new information evaluated during the year regarding the availability of certain federal net operating loss carryforwards (NOLs) and the continued improvements and operating profits throughout the Company.

Results for each of the individual segments are as follows.

Metal forming operations
Sales at the metal forming operations were $46.6 million during 1997 as compared to the calendar year prior to Centrum's acquisition of $37.9 million. The increase in revenues is primarily due to continued growth at the seamless rolled ring operations and open-die forging operations. Gross margins were 23.6% of sales for 1997 as compared to 22.1% in the fiscal year prior to the acquisition date. The increase in gross margin is mainly attributable to higher margins in the rolled ring products and emphasis by management on cost controls. Selling, general and administrative expenses were 15.1% of sales for 1997 and 19.3% of sales in the pre-acquisition period. The reduction is mainly due to increased revenues and emphasis on controls over fixed costs.

Material Handling Systems
Revenues for 1997 were $16.2 million, which was a decrease of $3.3 million from the prior year. The decrease is primarily due to customer requested delivery reschedules from fiscal 1997 into 1998. Gross margins of 23.2% of sales for 1997 reflected a decrease over the prior year's margin of 26.3%. The decreased gross profit margin is reflective of higher sales of warehouse management software purchased from an outside vendor which has a gross margin of 15 - 18%. As a percent of sales, the 1997 selling, general and administrative expenses increased to 20.4% of sales from 19.1% in 1996. The increase for 1997 is due to the decrease in sales revenue, which covered a lesser proportion of fixed expenses.

Motor Production Systems
Revenues for 1996 were $8.3 million, which was an increase of $2.8 million from the prior year. The primary reason for the increase is the continued penetration into the appliance and power tool markets. Gross margins of 19.8% of sales decreased as compared to the prior year's gross margin of 24.9%. The lower gross margin is the result of competitive pressures, which necessitated accepting lower margins to produce sales growth. Gross margins are expected to remain lower than those experienced in prior years. Selling, general and administrative expenses for 1997 as a percent of sales decreased to 11.4% in 1997 from 16.1% in 1996. The decrease for 1997 is due to the increase in sales revenue which covered a greater proportion of fixed expenses.

Corporate Office
During 1997, the corporate office recorded general and administrative expenses of $940,000, as compared to $600,000 in the prior year. The increase is due primarily to increased professional fees for 1997 compared to 1996 and with additional administrative expenses associated with the overall growth in the business. Interest expense for 1997 was $810,000 as compared to $242,000 in 1996. The increase in interest expense was due to debt incurred primarily in connection with the acquisition of McInnes. The oil and gas operations, which are immaterial, have been included in Corporate Office.

YEAR ENDED MARCH 31, 1996 COMPARED TO MARCH 31, 1995
Consolidated results
Net sales for 1996 increased by $9.2 million or 50% to $27.5 million. The primary reason for the increase in sales was a $6.5 million increase at the material handling systems segment. In addition, consolidated sales for 1996 include sales by the metal forming operations segment of $2.5 million for the period from March 8, 1996 (the date Centrum acquired McInnes) to March 31, 1996. Gross margins of $7.2 million increased by $2.4 million from the prior year and increased slightly to 26.2% from 26.1% of sales. Selling, general and administrative expenses increased by $1.7 million to $5.8 million, reflecting the increased level of operations, but decreased as a percent of sales from 22.5% for fiscal 1995 to 20.9% for the current year. Interest expense increased by $.2 million to $.5 million primarily reflecting the increased level of debt required to fund the McInnes acquisition. The 1996 consolidated income tax provision of $258,000 increased over the prior year's provision of $224,000. The slight increase was due to a higher current provision, reflecting the improved profitability of the consolidated group, which was somewhat offset by a deferred income tax benefit of $191,000. During 1996, net operating losses of approximately $820,000 were used to offset income taxes payable. However, in accordance with Statement of Financial Standards No. 109, "Accounting for Income Taxes" (FAS 109), utilization of net operation losses
(NOLs) relating to net operating losses of AH and Micafil which were fully reserved at the time they were acquired, resulted in a $192,000 decrease to goodwill and other intangibles, rather than as a reduction of income tax expense.

Results for each of the individual segments are as follows.

Material Handling Systems
Revenues for 1996 were $19.5 million, which was an increase of $6.5 million or 50% of the revenue generated in 1995. The primary reasons for the increase were the continued repositioning of AH into leading-edge high tech systems integration markets and the ongoing strength of the manufacturing sector economies. Gross margins of $5.1 million, or 26.3% of sales for 1996, reflected a slight decrease over the prior year's margin of 26.9%. Selling, general and administrative expenses for 1996 were $3.7 million, which is an increase of $1.0 million over 1995. The increase in selling, general and administrative expenses is primarily due to increased wages, reflecting AH's expanding operations, and increased bonus expense as a result of improved profitability. As a percent of sales, the 1996 selling, general and administrative expenses decreased to 19.1% of sales from 20.8% in 1995. The decrease in 1996 is due to an increase in sales volume which covered a greater proportion of fixed expenses.

Motor Production Systems
Revenues for 1996 were $5.5 million, which was an increase of $.2 million from the prior year. The primary reason for the increase is the continued improvement in the appliance and power tool markets. Gross margins of $1.4 million, or 24.9% of sales improved over the prior year's gross margin of 24.2%. The gross margin improvement was due to Micafil accepting a larger proportion of higher margin contracts as a result of increased demand within the industry. Selling, general and administrative expenses for 1996 were $.9 million or $.2 million higher than the previous year. As a percent of sales, selling, general and administrative expenses increased from 16.1% in 1995 to 16.5% in 1996. The increase was primarily due to an increase in the number of administrative personnel.

Corporate Office
Interest expense for 1996 was $242,000 as compared to $130,000 in 1995. The increase in interest expense was due to debt incurred primarily in connection with the acquisition of McInnes.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES CASH FLOW
Cash used by operating activities for the year ended March 31, 1997 was $1.6 million. During 1997, the largest uses of cash were the reduction of accounts payable by $2.8 million and the $1.1 million increase in costs and estimated earnings in excess of billings due to the timing of certain vendor payments and the timing of billings related to two large contracts which were in process at year end. During 1996 and 1995, the primary use of cash for operating activities was a $2.2 million and $1.8 million increase, respectively, in accounts receivable, due to the increasing fourth quarter revenues at the material handling and motor productions systems segments. The increases in accounts receivable were partially offset by increases in accounts payable of $1.7 million and $700,000 at March 31, 1996 and 1995, respectively, which reflects the increased level of operations at the operating subsidiaries. Net income for 1997, 1996 and 1995 combined with depreciation and amortization expense was $4.3 million, $1.1 million, and $423,081, respectively. The Company recorded a noncash income tax provision of $191,000 and $224,000, during 1996 and 1995, respectively, for the utilization of fully reserved, pre acquisition net operating losses at AH and Micafil.

FINANCING AND INVESTING ACTIVITIES CASH FLOW
To meet operating expenses and to finance acquisitions, during 1997 and 1996, Centrum relied upon a combination of new capital and debt. During 1996, Centrum initiated a Private Placement Offering ("Offering") for 2.3 million shares of its common stock. During 1997, the offering was completed and total proceeds were $3.1 million, which is net of $347,000 in issuance costs and expenses. During 1997, an additional $2.8 million was drawn on the revolving line of credit to support operations and working capital requirements.

Centrum also obtained funds for operating expenses from the proceeds of several
private placements of debt.   Beginning in January 1995, Centrum offered
unsecured five year term notes with attached warrants. The notes bear interest at prime plus .5%. The warrants allow the note holder to purchase 20,000 shares of the Company's common stock for each $50,000 of notes held at a purchase price of $1 per share. There were $550,000 of notes sold in 1996 and $650,000 in 1995. The proceeds from these sales were used to fund corporate office operations. During 1997 and 1996, $238,000 and $83,000 of these notes were repaid. Subsequent to 1996, the Company has not initiated any new private placements of debt.

Acquisitions
On June 4, 1997, Centrum acquired substantially all of the assets of Taylor Forge International, Inc. (TFI), through a subsidiary of McInnes which will be known as Taylor Forge Company (Taylor). Taylor produces steel seamless rolled rings for the oil, bearing and miscellaneous commercial industries. The purchase price of approximately $6.8 million includes the repayment of $4.5 million of debt existing at TFI. The acquisition was financed by debt agreements and the issuance of 94,000 shares of the Company's common stock. An additional 30,000 shares of the Company's common stock may be issued as a result of the final determination of net working capital of TFI at the acquisition date. Financing for the transaction was provided by an increase in McInnes' line of credit with Huntington National Bank (Bank) and new term debt. McInnes drew $2.2 million on the line of credit and obtained a $4 million, five year term note, which bears interest at 1.25% above prime. Additionally, seller financed notes with interest payable at prime plus 1.25% in the amount of $250,000 were obtained.

Centrum acquired all the stock of McInnes through a subsidiary merger on March 8, 1996. The acquisition of McInnes was primarily financed in the form of debt agreements and proceeds from the sale of the Company's common stock. The debt agreement consisted of a promissory note issued to a commercial bank for $2.9 million payable in monthly installments at 1.25% above the prime rate and a line-of-credit for the lesser of $15.5 million or "borrowing base," as defined in the agreement. As of March 31, 1997, approximately $15 million in total loans and commitments was available of which the Company had borrowed $10.5 million and had stand-by letters of credit issued of approximately $3.9 million. A Note and Warrant Purchase Agreement was entered into with three investment funds which provides for $2.5 million aggregate principal amount of 11% convertible debt with warrants for the purchase of 1,250,000 shares of the Company's common stock for $2 per share. Additional funds to finance the acquisition were obtained through the Offering. The remaining funds were provided by the issuance of $1.2 million aggregate principal amount of term notes which bear interest at 2% per month to certain of the Company's shareholders and directors and were repaid during 1997 from the proceeds of the Offering.

The financing provided by the Bank for the acquisition of McInnes is secured by substantially all the real and personal property of Centrum and its direct and indirect subsidiaries and contains various financial, operational and reporting covenants. Included among these covenants is a prohibition on the Company from incurring new secured debt or new unsecured debt in excess of certain thresholds or from making any business acquisitions, unless a waiver is first obtained from the Bank. The financial covenants include the requirements that McInnes is to maintain a fixed charge coverage ratio not less than 1.20 to 1, a ratio of total liabilities to tangible net worth not to exceed 8.5 to 1, and tangible net worth not less than $2.5 million. The Bank permits certain management fees and advances to be paid by the Company's subsidiaries to Centrum, and Centrum will use these advances primarily for payment of principal and interest expense and for working capital purposes.

The 11% convertible subordinated debt (Notes) are convertible at any time at the option of the holder (Holders) to shares of the Company's common stock at a price of $2.00 per share. The warrants are exercisable at an initial exercise price of $2.00 per share, subject to various anti-dilution adjustments affecting the exercise price and/or the number of shares subject to the warrants. The Notes are presently secured by the guarantees of two of the Company's subsidiaries, American Handling, Inc. and Micafil, Inc., and the Notes have been subordinated to the Bank Loan. The Note agreements contain various financial, operational, and reporting covenants and requirements including a requirement that each of the Holders must approve certain financial and operational transactions of the Company, including the incurrence of new secured or unsecured debt, with certain exceptions, and any business acquisitions. The financial covenants include the requirements that the Company maintain a fixed charge coverage ratio not less than 1 to 1, and a ratio of total liabilities to net worth not to exceed 5.4, 3.5 and 2.4 to 1 for the years ending March 31, 1997, 1998 and 1999, respectively. Net worth is not to be less than $5.1, $7.4 and $9.8 million at March 31, 1997, 1998 and 1999, respectively. Additionally, the Company may not pay dividends or issue additional shares of common stock (with certain exceptions), without the prior approval of the Holders. The Company has also entered into an Equity Holders Agreement, in which the Company has agreed to use its best efforts to cause two persons designated by the Holders to be nominated to the Company's Board of Directors. Pursuant to which, the Board nominated, and the shareholders elected, two designees, (Messrs. Schroder and Klaffky), to the Board during 1997.

Capital expenditures
As of March 31, 1997, the Company exercised an option to purchase certain warehousing and office space now being leased by AH for approximately $1.2 million. The transaction was not consummated and an agreement to extend the option to purchase and the lease was reached with the lessor. Centrum has no other material commitments for capital expenditures other than the acquisition of the Taylor assets. Additions to property, plant and equipment were approximately $815,000 in 1997, $526,000 in 1996 and $99,000 in 1995. During
1998 capital expenditures, excluding the purchase of Taylor, are expected to be $1.8 million, which will be invested primarily to enhance the metal forming facilities.

Future Funding
The primary sources of funds available to the Company in 1998 for operations, planned capital expenditures and debt repayments include available cash, operating income and funds available under the line of credit agreement. Management believes that, beyond 1998, sufficient funds for operations, debt repayments and acquisitions can be raised through cash flows generated by the operating subsidiaries, funds available under the line of credit agreement, and from persons who are accredited investors in accordance with the private offering requirements of federal and state securities laws.

Tax and other matters
At March 31, 1997, the Company has $9.8 million in NOLs available which would reduce income tax payable in future years. However, there are uncertainties related to both the amount and ultimate realization of the NOLs. At March 31, 1997, a remaining valuation reserve of $1.7 million has been maintained, primarily due to limitations on the usage of certain pre-acquisition NOLs. The remaining valuation allowance could be increased or reduced in the near term if estimates of future taxable income during the carryforward period change substantially. During 1997, 1996 and 1995, the Company reduced its income taxes payable by $534,000, $278,000 and $224,000, respectively, through the use of NOLs.

The Company does not anticipate that expenditures to ensure that its computerized systems are year 2000 compliant will have a material impact on financial position or the results of operation.

The Company is involved in routine litigation and various legal efforts incidental to the normal operations of its business. In management's opinion, none of these matters will have material adverse effects on the Company's liquidity or results of operations. See also "Environmental Matters," below.

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

Private party suits and actual cleanup costs in excess of governmental estimates can affect the reliability of the Company's loss estimates. In addition, unasserted claims are not reflected in the Company's cost estimates. Pursuant to the environmental statutes, the Company may be found jointly and severally liable to the government for cleanup costs; however, management believes that the current status of government settlements and group cleanup participation at the site indicates that the liability will be shared by responsible parties. Currently, there are at least 17 parties participating in a pro rata cost sharing arrangement with respect to the site cleanup work. The Company has negotiated an insurance settlement which requires the carrier to reimburse the Company for site expenses, subject to a ceiling. At March 31, 1997 and 1996, the Company has recorded liabilities of $600,000 and $695,800, respectively, of which $350,000 is recorded as a current liability. At March 31, 1997 and 1996, the Company has recorded a receivable from its insurance carrier which is included in current assets. Funds are expected to be paid over approximately three years. The total anticipated site costs and private suits are not expected to vary materially from the recorded accruals and insurance settlement.

OUTLOOK
Operating revenues are expected to increase in 1998 in the metal forming group as a result of the acquisition of Taylor and continued growth at MRR. The cost of integrating Taylor into the metal forming operations is not expected to be material. Operations at the material handling systems and motor production systems segments are expected to remain stable throughout 1998 and earnings are expected to be consistent with those experienced in 1997. Interest expense for 1998 is anticipated to remain constant in light of scheduled 1997 repayments of debt which will be offset by borrowings related to the Taylor acquisition. During 1998, management will focus on further improvements in operating margins at existing segments and seek potential acquisitions which will complement the current operations and enhance future earnings. Management will continue their emphasis on maintaining operating margins at the manufacturing segments in excess of 8% and annual consolidated revenue growth of 20-30% fueled by both complementary acquisitions and increased market penetration by each operating segment. Earnings per share for 1998 are not expected to reflect a tax benefit to the extent realized in 1997.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements and Financial Statement Schedules


     Financial Statements:                                            Page
                                                                      ----
           Report of Independent Accountants                            20

           Consolidated Balance Sheet at March 31, 1997 and 1996        21

           Consolidated Statement of Operations for the three
            years ended March 31, 1997                                  22
           Consolidated Statement of Changes in Shareholders' Equity
            for the three years ended March 31, 1997                    23
           Consolidated Statement of Cash Flows for the
            three years ended March 31, 1997                            24

           Notes to Consolidated Financial Statements                   25


Financial Statement Schedule for the three years ended March 31, 1997

           II  Valuation and Qualifying Accounts                        49

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

                       REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Shareholders of Centrum Industries, Inc.


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Centrum Industries, Inc. and its subsidiaries at March 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP
Toledo, Ohio
May 23, 1997, except as to Note 16,
which is as of June 4, 1997

CENTRUM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------


                                                                                       MARCH 31,
                                                                                 1997              1996
ASSETS
Current assets:
   Cash and cash equivalents                                               $    2,758,219     $    2,100,749
   Accounts receivable, less allowance for doubtful
    accounts of $78,161 and $93,761, respectively                              11,080,819         10,979,166
   Cost and estimated earnings in excess of
    billings on uncompleted contracts                                           1,513,808            372,699
   Inventories, net                                                             9,897,925          9,395,244
   Prepaid expenses and other                                                     517,656            347,307
                                                                           --------------     --------------
        Total current assets                                                   25,768,427         23,195,165
Property, plant and equipment, net                                             10,627,764         11,062,201
Other assets                                                                    6,604,456          6,354,382
                                                                           --------------     --------------
        Total assets                                                       $   43,000,647     $   40,611,748
                                                                           ==============     ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Bank lines of credit                                                    $   10,644,724     $    7,886,486
   Current portion of long-term debt                                            1,607,629          2,785,425
   Accounts payable                                                             6,640,781          9,506,022
   Income taxes payable                                                                 -            251,143
   Deferred income taxes                                                          246,140            122,974
   Accrued expenses and other                                                   3,501,161          3,476,627
                                                                           --------------     --------------
        Total current liabilities                                              22,640,435         24,028,677
                                                                           --------------     --------------
Long-term debt, less current portion                                           11,021,938         12,173,409
                                                                           --------------     --------------
Other liabilities                                                                 595,636            826,670
                                                                           --------------     --------------
Commitments and contingent liabilities (Note 10)                                        -                  -
                                                                           --------------     --------------

Shareholders' equity:
   Preferred stock - $.05 par value, 1,000,000 shares
    authorized, 70,000 issued and outstanding (liquidation
    preference of $10 per share)                                                    3,500              3,500
   Common stock - $.05 par value, 15,000,000 shares
    authorized, 8,368,904 and 6,170,860 issued and
    outstanding at March 31, 1997 and 1996, respectively                          418,445            308,543
   Additional paid-in capital                                                   7,918,233          5,318,767
   Retained earnings (accumulated deficit)                                        402,460        (2,047,818)
                                                                           --------------     -------------
        Total shareholders' equity                                              8,742,638          3,582,992
                                                                           --------------     --------------
        Total liabilities and shareholders' equity                         $   43,000,647     $   40,611,748
                                                                           ==============     ==============


The accompanying notes are an integral part of the consolidated financial statements.

CENTRUM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------


                                                                              FOR THE YEARS ENDED
                                                                                   MARCH 31,
                                                                     1997            1996             1995
Net sales                                                     $   71,154,726   $   27,525,702   $   18,292,696
                                                              --------------   --------------   --------------
Cost and expenses:
   Costs of goods sold                                            53,435,948       20,306,567       13,516,489
   Depreciation and amortization                                   1,489,268          314,284          259,833
   Selling, general and administrative expenses                   12,077,496        5,439,277        3,858,535
                                                              --------------   --------------   --------------
     Total costs and expenses                                     67,002,712       26,060,128       17,634,857
                                                              --------------   --------------   --------------

Operating income                                                   4,152,014        1,465,574          657,839
                                                              --------------   --------------   --------------

Other income (expense):
   Interest income                                                   199,250           18,206            2,638
   Interest expense                                               (2,750,203)        (515,538)        (331,287)
   Miscellaneous income, net                                          75,542           94,812           57,737
                                                              --------------   --------------   --------------
     Total other expense                                          (2,475,411)        (402,520)        (270,912)
                                                              --------------   --------------   --------------

Income before income taxes                                         1,676,603        1,063,054          386,927
                                                              --------------   --------------   --------------

Provision (benefit) for income taxes:
   Current                                                            43,771          448,838                -
   Deferred                                                         (817,446)        (191,024)         223,679
                                                              --------------   --------------   ---------------
     Total provision (benefit) for income taxes                     (773,675)         257,814          223,679
                                                              --------------   --------------   ---------------

Net income                                                    $    2,450,278   $      805,240   $      163,248
                                                              ==============   ==============   ==============

Net income per common share:                                  $          .28   $          .13   $          .03
                                                              ==============   ==============   ==============

Weighted average number of common
and common equivalent shares                                       8,638,253        6,243,174        5,850,005
                                                              ==============   ==============   ==============


The accompanying notes are an integral part of the consolidated financial statements.

CENTRUM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------



                                                                                                           Retained
                                                                                            Additional         Earnings
                                     Preferred Stock                Common Stock             Paid-in     (Accumulated
                                 ------------------------      -----------------------
                                  Shares         Amount         Shares         Amount        Capital       Deficit)
Balance,
March 31, 1994                      70,000     $    3,500      5,473,056     $  273,653    $ 3,834,660   $ (3,016,306)
   Issuance of common stock              -              -        272,304         13,615        233,378              -
   Net income for the year               -              -              -              -              -        163,248
                                 ---------     ----------      ---------     ----------    -----------   ------------

Balance,
March 31, 1995                      70,000          3,500      5,745,360        287,268      4,068,038     (2,853,058)
   Issuance of common stock              -              -        485,500         24,275        612,775              -
   Purchase of common stock              -              -        (60,000)        (3,000)       (57,000)             -
   Issuance of warrants                  -              -              -              -        600,000              -
   Issuance of options                   -              -              -              -         94,954              -
   Net income for the year               -              -              -              -              -        805,240
                                 ---------     ----------      ---------     ----------    -----------   ------------

Balance,
March 31, 1996                      70,000          3,500      6,170,860        308,543      5,318,767     (2,047,818)
   Issuance of common stock              -              -      1,954,523         97,726      2,494,676              -
   Exercise of warrants and
    options                              -              -        243,521         12,176        104,790              -
   Net income for the year               -              -              -              -              -      2,450,278
                                 ---------     ----------      ---------     ----------    -----------   ------------

Balance,
March 31, 1997                      70,000     $    3,500      8,368,904     $  418,445    $ 7,918,233   $    402,460
                                 =========     ==========      =========     ==========    ===========   ============





The accompanying notes are an integral part of the consolidated financial statements.

CENTRUM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------


                                                                               FOR THE YEARS ENDED
                                                                                    MARCH 31,
                                                                     1997            1996          1995
Cash flows from operating activities:
   Net income                                                 $     2,450,278    $   805,240      $   163,248
   Adjustments to reconcile net income to
   net cash provided by (used for) operating activities:
     Gain on sale of fixed assets                                     (55,683)             -                -
     Depreciation                                                   1,346,125        157,573           82,276
     Amortization of intangible assets                                143,143        156,711          177,557
     Amortization of debt premium and issue costs                     334,892              -                -
     Deferred income taxes                                           (817,446)      (191,024)               -
     Reduction of goodwill for utilization of
     preacquisition net operating loss                                      -        190,564          223,679
     Changes in assets and liabilities that provided
     (used) operating cash, net of acquisition:
        Accounts receivable                                          (101,653)    (2,216,194)      (1,848,417)
        Costs and estimated earnings in excess
         of billings on uncompleted contracts                      (1,141,109)       109,345           67,411
        Inventories                                                  (502,681)      (111,597)         141,520
        Accounts payable                                           (2,865,241)     1,664,084          731,367
        Prepaid expenses and other                                     87,707       (213,923)             (31)
        Accrued expenses and other                                   (457,643)       159,144          130,188
                                                              ---------------    -----------      -----------
             Net cash provided by (used for)
             operating activities                                  (1,579,311)       509,923         (131,202)
                                                              ---------------    -----------      -----------

Cash flows from investing activities:
   Purchase of McInnes, net of cash acquired                                -    (12,306,627)               -
   Purchase of property and equipment                                (815,215)      (525,940)         (98,768)
   Other                                                              (86,343)        10,000           34,000
                                                              ---------------    -----------      -----------
             Net cash used for investing activities                  (901,558)   (12,822,567)         (64,768)
                                                              ---------------    -----------      -----------

Cash flows from financing activities:
   Proceeds from issuance of notes payable                            525,000      6,386,136          774,501
   Debt issue costs                                                         -       (884,501)               -
   Net change in bank lines of credit                               2,758,239      7,601,485         (109,000)
   Repayments on short-term debt                                   (2,854,267)      (339,450)        (331,000)
   Proceeds from the issuance of common stock
    and warrants                                                    2,709,367      1,237,050          246,993
   Repurchase of common stock                                               -        (60,000)               -
                                                              ---------------    -----------                -
             Net cash provided by financing
             activities                                             3,138,339     13,940,720          581,494
                                                              ---------------    -----------      -----------
Increase in cash and cash equivalents                                 657,470      1,628,076          385,524
Cash and cash equivalents at beginning of year                      2,100,749        472,673           87,149
                                                              ---------------    -----------      -----------
Cash and cash equivalents at end of year                      $     2,758,219    $ 2,100,749      $   472,673
                                                              ===============    ===========      ===========

The accompanying notes are an integral part of the consolidated financial statements.

CENTRUM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------


   1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BUSINESS
         Centrum Industries, Inc. (the Company) is a holding company. At March 31, 1997, the Company's subsidiaries included the following companies:

         Metal Forming Operations
         McInnes Steel Company (McInnes), with operating subsidiaries located in Northwestern Pennsylvania, produces open die steel forgings for the power generation, compressor and other industrial markets. McInnes also produces seamless steel rolled rings for bearing and special machine manufacturers and nonferrous castings for the glass container manufacturers and pump and valve industries. Sales of McInnes' products are made to both domestic and international customers. McInnes was purchased by Centrum on March 8, 1996 (see Note 2).

         Material Handling Systems
         American Handling, Inc. (AH), located in Cleveland, Ohio, designs, manufactures and installs material handling equipment for various domestic manufacturing companies.

         Motor Production Systems
         Micafil, Inc. (Micafil), located in Dayton, Ohio, manufactures armature winding machines and completed production systems primarily for domestic customers in the appliance and automotive industries. During 1997, Micafil entered into a joint venture with an unaffiliated company to increase the marketing and distribution of machines and systems within North America. The joint venture is accounted for under the equity method.

         CONSOLIDATION
         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated. Affiliated companies (20% to 50% ownership) are recorded in the financial statements using the equity method.

CENTRUM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------


   1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         USE OF ESTIMATES
         The preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates include depreciation and amortization of long lived assets, deferred tax and inventory valuations, environmental accruals, postemployment and postretirement benefits and allowances for doubtful accounts. Actual results could differ from those estimates.

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

         ENVIRONMENTAL LIABILITIES AND EXPENDITURES
         The Company expenses environmental expenditures related to existing conditions resulting from past or current operations and from which no current or future benefit is discernible. The Company determines its liability on a site-by-site basis and records a liability at the time when it is probable and can be reasonably estimated. Unasserted claims are not included in the estimated liability. The Company's estimated liability is reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of the relevant costs. Where the cost estimates result in a range of equally probable amounts, the lower end of the range is accrued. The estimated liability of the Company is not discounted or reduced for possible recoveries from insurance carriers. Potential insurance recoveries are evaluated separately from the related liability and are recorded only if they are probable of receipt.

CENTRUM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------


   1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         INVENTORIES
         Inventories are valued at the lower of cost or market. Inventory cost at Micafil is principally determined by the specific identification method. Effective April 1, 1995, to better match revenues and expenses, the Company changed its method of accounting for inventories, other than those held by Micafil, from the first in, first out (FIFO) method to the last in, first out (LIFO) method. The effect of the change was not material. At March_31, 1997 and 1996, approximately 95% and 94%, respectively, of inventories are valued on the LIFO method.

         GOODWILL
         The Company has classified as goodwill the cost in excess of fair value of the net assets acquired in the AH purchase transaction. Goodwill is being amortized by the straight-line method over 20 years, which is the period expected to be benefited. Management reviews goodwill and other long-lived assets for impairment whenever events and circumstances indicate that recovery of the asset's carrying value is unlikely. In performing the reviews for recoverability, management compares the carrying value of the asset against the estimated future cash flows expected to result from the use of the asset and its eventual disposition. If the cash flows are less than the carrying value, the asset is written down to its estimated fair market value.

         PROPERTY, PLANT AND EQUIPMENT
         Property, plant and equipment is stated at cost. Depreciation is computed over the estimated useful lives using the straight-line method for financial reporting purposes and accelerated methods for federal income tax purposes.

         REVENUE RECOGNITION
         Sales of products and services, primarily made by McInnes and AH, are recognized as products are shipped and services are performed. The estimated sales value of performance under significant contracts, supplied by Micafil, is recognized under the percentage-of-completion method of accounting measured by the contract costs incurred to date as a percentage of total estimated contract costs. Contracts executed by Micafil generally have terms of less than one year.

CENTRUM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------


   1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         FINANCIAL INSTRUMENTS
         The carrying amount of the Company's financial instruments, which include cash and cash equivalents, accounts receivable and accounts payable, approximate their fair market values at March 31, 1997 and 1996. Variable rate debt and debt maturing within one year with a carrying value of $18,010,466 and $18,323,834 approximates its fair market value at March 31, 1997 and 1996, respectively. Long-term, fixed rate debt with a carrying value of $5,263,825 and $4,521,486 had a fair market value of approximately $4,000,000 and $3,660,000 at March 31, 1997 and 1996, respectively.

         CONCENTRATIONS OF CREDIT RISK
         Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company sells the majority of its products to distributors and original equipment manufacturers in a variety of industries including the power generation, compressor and other industrial markets. The Company performs continuing credit evaluations of its customers and, in certain circumstances, the Company may require letters of credit from its customers. Historically, the Company has not experienced significant losses related to receivables from individual customers or groups of customers in any particular industry or geographic area.

         PENSION PLANS
         Annual net periodic pension costs under the Company's defined benefit pension plans are determined on an actuarial basis. The Company's policy is to fund these costs as accrued, including the amortization of obligations arising due to plan amendments, over the period benefited, through deposits with the trustee. Benefits are determined based upon employees' length of service.

         POSTRETIREMENT BENEFITS OTHER THEN PENSIONS
         Annual net postretirement benefits liability and expenses are determined on an actuarial basis. The Company's current policy is to pre- fund these benefits to the extent allowable under current IRS guidelines. Benefits are determined primarily based upon employees' length of service and include applicable employee cost sharing.

         WORKERS' COMPENSATION EXPENSE
         McInnes recognizes workers' compensation expense based upon the level of premiums for each fiscal year and also evaluates the adequacy of the workers' compensation accrual quarterly based upon actual and forecasted experience. Changes in claims experience are recognized currently as adjustments to workers' compensation expense.

CENTRUM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------


   1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         STOCK-BASED COMPENSATION
         Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations.

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

         EARNINGS PER SHARE
         Primary earnings per common and common equivalent share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the respective periods, computed in accordance with the assumptions required by the treasury stock method. Common equivalent shares include shares that would be issuable upon the exercise of outstanding warrants and options reduced by the number of shares that are assumed to be purchased by the Company with the proceeds from the exercise of the warrants and options. The shares purchased by the Company are assumed to be purchased at the average market price existing during the respective years and exclude options and warrants that are anti-dilutive. In February 1997, the Financial Accounting Standards Board, issued SFAS No. 128, "Earnings Per Share." Under the new statement, the Company will be required to disclose "basic" and "diluted" earnings per share, as defined by the statement, for the year ending March 31, 1998. Under the new statement, the Company's current presentation of net income per share will approximate "diluted" earnings per share. Pro-forma "basic" earnings per share for the year ended March 31, 1997 would approximate $.33.

         STATEMENT OF CASH FLOWS
         For purposes of the consolidated statement of cash flows, the Company considers all cash and highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

CENTRUM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------


   1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         RECLASSIFICATIONS
         Certain prior year amounts have been reclassified to conform to the current year's presentation.


   2.    ACQUISITION OF MCINNES

         On March 8, 1996, the Company purchased all of the outstanding stock of McInnes through a subsidiary merger. The purchase method of accounting was used to account for this business combination. The operating results of McInnes are included in the Company's consolidated statement of operations from the date of acquisition. The total purchase price of approximately $12,300,000 was financed primarily in the form of new debt agreements and proceeds from the sale of the Company's common stock.

         The following unaudited information presents the Company's results of operations for the years ended March 31, 1996 and 1995 as if the acquisitions of McInnes had occurred at the beginning of each of the periods presented. The pro forma information is not necessarily indicative of the results of operations which would have actually been obtained during such periods.

                                                                            FOR THE YEARS ENDED
                                                                       MARCH 31,       MARCH 31,
                                                                         1996               1995
                                                                                (UNAUDITED)
         Sales                                                     $   62,248,000     $    52,408,000
         Net loss                                                  $   (2,177,000)    $    (2,366,000)
         Net loss per common share                                 $         (.31)    $          (.34)

         Weighted average number of common
         and common equivalent shares                                   6,937,750           6,997,550


CENTRUM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------


   3.    INVENTORIES

         Inventories consisted of the following at March 31:

                                                                           1997             1996
             Raw materials                                          $    5,407,088    $    5,035,001
             Work in process                                             4,055,079         4,332,492
             Finished goods                                                656,300           305,798
                                                                    --------------    --------------
                                                                        10,118,467         9,673,291
             LIFO reserve                                                 (120,442)          172,720
             Reserve for excess of cost over market                       (100,100)         (450,767)
                                                                    --------------    --------------
                                                                    $    9,897,925    $    9,395,244
                                                                    ===============   ==============


   4.    PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consisted of the following at March 31:

                                                                           1997             1996
           Land                                                     $       312,770   $      298,679
           Buildings                                                      3,056,991        3,038,821
           Machinery and equipment                                        8,099,452        7,455,583
           Furniture and fixtures                                           722,517          331,209
           Vehicles                                                          95,134          252,469
                                                                    ---------------   --------------
               Total                                                     12,286,864       11,376,761
           Less accumulated depreciation                                 (1,659,100)        (314,560)
                                                                    ---------------   --------------
                                                                    $    10,627,764   $   11,062,201
                                                                    ===============   ==============


   5.    COMPOSITION OF OTHER ASSETS

         Other assets consisted of the following at March 31:

                                                                         1997               1996
         Deferred income tax benefits                               $     2,830,901   $    2,066,393
         Goodwill, net of $545,268 and $404,494
         in accumulated amortization, respectively                        2,298,842        2,439,616
         Debt issue costs, net of $520,822 and $185,926
         in accumulated amortization, respectively                          805,630        1,133,412
         Other                                                              669,083          714,961
                                                                    ---------------   --------------
                                                                    $     6,604,456   $    6,354,382
                                                                    ===============   ==============

CENTRUM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------



   6.    BANK LINES OF CREDIT

         A debt agreement with The Huntington National Bank (Huntington) permits the Company to borrow up to $15,500,000 on a revolving basis, subject to available collateral, which consists of eligible accounts receivable, equipment and inventory. Interest accrues on the unpaid portion of the borrowings at the Huntington's prime rate (8.50% at March 31, 1997) plus .75%. Borrowings under the agreement and commitments for a standby letters of credit are secured by all of McInnes' cash, trade and other accounts receivable, inventory, equipment and intangible assets. In addition, Huntington has either a first or second secured interest in McInnes' real property. The total carrying value of security at March_31, 1997, including second mortgages, was $27,307,920. At March 31, 1997, approximately $15 million in total loans and commitments was available of which $14,398,423, including $3,893,699 in standby letters of credit, was outstanding.

         The agreement places, among other things, restrictions or limitations on McInnes' ability to pay dividends, to pay management fees to other affiliates or Centrum, and to make capital expenditures and incur rent expense exceeding certain specified levels in any year. The agreement requires McInnes to maintain minimum specified tangible net worth levels, maintain a specified fixed charge coverage ratio and not exceed a specified ratio of total liabilities to tangible net worth. The Company was in compliance with all covenants related to this agreement at March 31, 1997.

         The agreement also requires the Company to pay monthly collateral administration and an annual facility fees aggregating $96,000 per year and contains early termination fees of up to $185,000. The agreement expires on February 28, 1999.

         An agreement with Huntington permits Micafil to borrow up to the lower of $250,000 or "borrowing base," as defined in the loan agreement. Interest accrues on the unpaid portion of the borrowings at Huntington's prime rate (8.50% at March 31, 1997) plus .75%. Borrowings under the agreement and commitments for a stand by letter of credit are secured by Micafil's cash, trade and other accounts receivable, equipment and certain other assets. The total carrying value of the security at March 31, 1997 was $1,790,453. At March 31, 1997, approximately $250,000 in total loans and commitments was available of which the Micafil had borrowed $140,000. No commitments relating to standby letters of credits were outstanding at March_31, 1997. The agreement expires July 1, 1997.

CENTRUM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------



   6.    BANK LINES OF CREDIT (CONTINUED)

         The agreement places, among other things, restrictions or limitations on Micafil's ability to pay dividends or management fees to other affiliates or Centrum, and to make capital expenditures and incur rent expense exceeding certain specified levels in any year. The agreement requires Micafil to maintain minimum specified tangible net worth, as well as comply with several non-financial covenants. At March 31, 1997, Micafil was not in compliance with one of the non-financial covenants. Huntington has waived compliance with respect to this covenant.

   7.    LONG-TERM DEBT

         Long-term debt consisted of the following at March 31:

                                                                                  1997             1996
          Note payable to Huntington National Bank in monthly
          installments of $39,584.  The note bears interest at the
          prime rate (8.50% at March 31, 1997) plus 1.25%.
          Outstanding principal and accrued interest are due in
          April 1999.  This note is secured by the property
          specified by the Huntington line of credit (see Note 6).             $   2,336,209   $   2,810,416

          $2.5 million aggregate principal amount of 11% convertible, unsecured subordinated notes and warrants.  The notes are
          convertible for up to 1,250,000 shares of Centrum's
          common stock and include warrants for the purchase
          of 1,250,000 shares of Centrum's common stock
          at $2 per share.  The notes were originally recorded net
          of $600,000 allocated to the warrants.  The implicit interest rate on the notes is 14.5% and the outstanding balance is due in
          March 2001.  This agreement places certain restrictions on the Company, including the requirement that the holders
          of the notes approve, in advance, any dividends, the
          incurrence of new debt (with certain exceptions), and
          acquisitions.                                                            2,020,000       1,900,000

          Industrial development revenue bonds payable in
          annual installments.  Interest is set at a daily
          variable rate (1997 weighted average rate was
          3.51%) and payable monthly.  The bonds mature
          in November 2001.  McInnes pays an annual
          commitment fee of 3% on the amount committed
          under a direct pay letter of credit issued by a bank
          as a credit enhancement for the bonds.  This note
          is secured by the property specified by the
          Huntington line of credit (see Note 6).                                  3,800,000       4,500,000


CENTRUM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------



   7.    LONG-TERM DEBT (CONTINUED)

                                                                                        1997            1996
          Note payable to the former owner of Micafil,
          due in monthly installments of $13,346, including
          interest at an implicit rate of 8.61% per annum,
          through June 2005.  A balloon payment of
          $1,452,384 will be payable in June 2005.  The
          note is secured by the land and building at
          Micafil which had a carrying value of $709,980
          at March 31, 1997.                                                   $   1,654,399    $  1,671,361

          Unsecured notes payable to shareholders and
          directors of the Company.  The notes bear
          interest at 2% per month.                                                        -       1,239,000

          Unsecured notes payable to individuals, including
          $520,000 and $405,000 at March 31, 1997 and
          1996, respectively, to certain shareholders of the
          Company.  The notes bear interest at 10% to 12%
          with interest payable semi-annually.  The notes
          are due in March 1999.                                                     615,000         675,000

          Unsecured notes payable to individuals, including
          $346,000 and $275,000 at March 31, 1997 and
          1996, respectively, to certain shareholders of the
          Company, with attached warrants.  The notes are
          are due in March 1999 with interest accruing at
          a rate of 10% per annum.  The attached warrants
          allow the note holders to purchase 1,000 shares
          of the Company's common stock for each $10,000
          of notes held at a purchase price of $1 per share.                         526,000         659,000

          Unsecured five year term notes payable to individuals,
          including $756,901 and $555,000 at March 31,
          1997 and 1996, respectively, to certain shareholders
          of the Company, with attached warrants.  The notes
          bear interest at prime (8.50% at March 31, 1997)
          plus 0.5% to 1.0%.  Principal and interest payments
          are due monthly.  The attached warrants allow the
          note holders to purchase 20,000 shares of the
          Company's common stock for each $50,000 of
          notes held at a purchase price of $1 per share.                            879,533       1,117,348


CENTRUM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------



   7.    LONG-TERM DEBT (CONTINUED)

                                                                                        1997            1996
          City of Erie Enterprise Development Zone term
          note payable in monthly principal and interest
          installments of $4,625.  The note bears interest
          at 3% per annum and matures on November 2,
          2002.  The note is secured by specific property
          with a carrying value of $866,729 at March 31,
          1997.                                                                $     288,510    $     330,709

          Pennsylvania Industrial Development Authority
          note payable in monthly principal and interest
          installments of $3,378.  The note bears interest
          at 2% per annum and matures on October 1, 2011.
          The note is secured by specific property with
          carrying value of $1,260,000 at March 31, 1997.                            509,916                -

          Unsecured note payable to an individual with
          interest imputed at 8.66% per annum.                                             -           56,000
                                                                               -------------    -------------
                                                                                  12,629,567       14,958,834
          Less current maturities                                                  1,607,629        2,785,425
                                                                               -------------    -------------
          Noncurrent portion of long-term debt                                 $  11,021,938    $  12,173,409
                                                                               =============    =============

         The aggregate scheduled maturities of long-term debt for the fiscal years subsequent to March_31, 1997 are as follows:

           1998                                                              $    1,607,629
           1999                                                                   2,707,785
           2000                                                                   1,650,968
           2001                                                                   3,353,346
           2002                                                                   1,348,032
           Thereafter                                                             1,961,807
                                                                             --------------
                                                                             $   12,629,567
                                                                             ==============

         Cash paid for interest was $2,821,336, $651,954 and $282,635 for the years ended March 31, 1997, 1996 and 1995, respectively.

CENTRUM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------




   8.    EMPLOYEE BENEFITS

         PENSION PLANS
         McInnes has two noncontributory defined benefit pension plans covering substantially all of its hourly employees. Monthly benefits are based upon a rate per year of service and vest upon the completion of five years of service. The Company's funding policy is to contribute amounts sufficient to satisfy ERISA funding requirements.

         Following is a summarization of the funded status and amounts recognized for the McInnes' defined benefit pension plans in the consolidated balance sheet:

         At March 31, 1997:

                                                             ASSETS          ACCUMULATED
                                                             EXCEED            BENEFITS
                                                          ACCUMULATED           EXCEED
                                                            BENEFITS            ASSETS            TOTAL
         Projected benefits obligation                   $    4,285,986      $     351,579    $   4,637,565
         Plan assets at fair value, primarily
          intermediate bonds and common stock                 4,292,663            329,980        4,622,643
                                                         --------------      -------------    -------------
         Funded status                                            6,677            (21,599)         (14,922)
         Unrecognized net (gain) loss                           205,874            (30,510)         175,364
                                                         --------------      -------------    -------------
         Prepaid (accrued) pension cost                  $      212,551      $     (52,109)   $     160,442
                                                         ==============      =============    =============

         At March 31, 1996:

                                                             ASSETS             ACCUMULATED
                                                             EXCEED              BENEFITS
                                                          ACCUMULATED             EXCEED
                                                            BENEFITS              ASSETS          TOTAL
         Projected benefits obligation                   $    3,752,913      $     338,046    $   4,090,959
         Plan assets at fair value, primarily
          intermediate bonds and common stock                 3,950,115            247,016        4,197,131
                                                         --------------      -------------    -------------
         Funded status                                          197,202            (91,030)         106,172
         Unrecognized net (gain) loss                             4,427            (15,568)         (11,141)
                                                         --------------      -------------    -------------
         Prepaid (accrued) pension cost                  $      201,629      $    (106,598)   $      95,031
                                                         ==============      =============    =============

         At March 31, 1997 and 1996, $4,438,416 and $3,901,597, respectively, of projected benefit obligations were vested.

CENTRUM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------




   8.    EMPLOYEE BENEFITS (CONTINUED)

         Net periodic pension cost for the year ended March 31, 1997 is computed as follows:

         Service cost                                           $       131,352
         Interest cost                                                  318,518
         Actual return on plan assets                                  (541,179)
         Actuarial gain                                                 213,845
                                                                ---------------

         Net periodic pension cost                              $       122,536
                                                                ===============

         Net pension cost for the defined pension plans for the period from March 8, 1996 (the date the Company acquired McInnes) through March 31, 1996 was not material.

         The assumptions used to determine pension costs and projected benefit obligations are as follows:

                                                                                     MARCH 31,
                                                                             1997                1996
         Expected long-term rate of return on plan assets                    7.5%                8.0%
         Discount rate                                                       7.5%                7.5%

         McInnes, Micafil and AH also sponsor individual 401(k) profit sharing plans covering substantially all salaried employees. The Company's contributions to these plans in 1997, 1996 and 1995 were $123,200, $50,900, and $33,600, respectively.

         OTHER POSTEMPLOYMENT BENEFITS
         Certain of the McInnes' employees are entitled to other postemployment benefits, comprised primarily of health insurance benefits under the terms of various agreements and based on a specified amount per month.

CENTRUM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------




   8.    EMPLOYEE BENEFITS (CONTINUED)

         The funded status of the plans at March 31 was as follows:

                                                                          FOR THE YEAR ENDED
                                                                              MARCH 31,
                                                                     1997                     1996
         Actuarial present value of:
            Fully eligible active participants                  $      (50,000)          $    (53,000)
            Other active participants                                 (123,000)              (128,000)
            Retired participants                                    (1,048,000)            (1,093,000)
                                                                --------------           ------------

         Accumulated benefit obligation                             (1,221,000)            (1,274,000)
         Plan assets at fair value                                   1,178,000              1,253,000
                                                                --------------           ------------
         Unfunded status                                               (43,000)               (21,000)
         Unrecognized net gain (loss)                                   70,000                (91,000)
                                                                --------------           ------------

         Net postretirement benefit asset (liability)           $       27,000           $   (112,000)
                                                                ==============           ============

         Net periodic postemployment cost for the year ended March 31, 1997 is computed as follows:

         Service cost                                           $        30,000
         Interest cost                                                   87,000
         Actual return on plan assets                                  (101,000)
                                                                ---------------

         Net periodic postretirement benefit cost               $        16,000
                                                                ===============

         The net periodic postretirement benefit cost for the period from March 8, 1996 (the date the Company acquired McInnes) through March 31, 1996 was not material. Investments in these plans consist of investments in money market funds, fixed income securities, investment contracts and equity mutual funds.

         As of March 31, 1997 and 1996, the discount rate was 7.50% and 7.25%, respectively. A medical costs trend rate of 6% per year is assumed up to a maximum benefit of $3,120 per year pre age 65 and $924 post age
         64. An increase in the assumed medical trend rate of 1% would increase the accumulated postretirement benefit obligation as of March 31, 1997 by approximately $5,000. The increase to the aggregate of the service and interest cost component of the net postretirement benefit cost would not be material.

CENTRUM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------




   9.    INCOME TAXES

         The provision (benefit) for income taxes consisted of the following components:

                                                                            FOR THE YEAR ENDED
                                                                                MARCH 31,
                                                              1997               1996              1995
         Current:
            Federal                                      $       30,000      $   448,838
            State and local                                      13,771                -
                                                         --------------      -----------
                                                                 43,771          448,838
                                                         --------------      -----------

         Deferred:
            Federal                                            (749,747)        (191,024)     $   223,679
            State and local                                     (67,699)               -                -
                                                         --------------      -----------      -----------
                                                               (817,446)        (191,024)         223,679
                                                         --------------      -----------      -----------

         Total provision                                 $     (773,675)     $   257,814      $   223,679
                                                         ==============      ===========      ===========

         The difference between the total income tax provision (benefit) computed using the federal statutory income tax rates and the Company's effective tax rate is as follows:

                                                                         FOR THE YEAR ENDED
                                                                             MARCH 31,
                                                             1997               1996               1995
         Federal statutory rate                                 34.0%              34.0%              34.0%

         Amortization of intangibles                             2.8                5.0               15.6
         Utilization of fully reserved
          preacquisition net operating losses                      -               17.9               19.7
         Change in valuation allowance                         (96.7)             (38.0)             (16.4)
         State and local taxes                                   1.4
         Other                                                  12.4                5.4                4.9
                                                             -------            -------            -------

         Effective tax rate                                    (46.1)%             24.3%              57.8%
                                                             =======            =======            =======

CENTRUM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------




   9.    INCOME TAXES (CONTINUED)

         During 1997, management recorded a provision for income tax expense which was offset by a $1,621,000 credit to deferred income tax expense. The credit to deferred income tax expense was to reduce the existing valuation allowance and was based on new information evaluated during the year regarding the availability of certain federal net operating loss carryforwards (NOLs) and the continued improvements in operating profits and backlogs throughout the Company. These factors have reduced the level of uncertainties with respect to a portion of these NOLs where management has now concluded that they expect to realize these tax benefits. At March 31, 1997, a remaining valuation reserve of $1.7 million has been maintained primarily due to limitations on the usage of certain pre-acquisition NOLs. The remaining valuation allowance could be increased or reduced in the near term if estimates of future taxable income during the carryforward period change substantially or if new information regarding the uncertainties is received.

         During 1997, 1996 and 1995, the Company reduced its income taxes payable by $534,000, $278,000 and $224,000, respectively, through the use of net operating losses (NOLs). However, utilization of preacquisition NOLs of $191,564 and $223,679 for 1996 and 1995, respectively, which were fully reserved at the time of the acquisition, were recorded as a reduction of goodwill and other intangibles, rather than as a reduction of income tax expense.

CENTRUM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------



   9.    INCOME TAXES (CONTINUED)

         Deferred income tax assets and liabilities are comprised of the following at March 31:

                                                                                 1997             1996
         Assets:
            Environmental liabilities                                        $    179,050     $    217,957
            Vacation                                                              158,293          208,026
            Bonus                                                                 283,897          146,158
            Other employee-related accruals                                        85,213          261,467
            Other                                                                 146,858          141,858
            Net operating loss and alternative
             minimum tax carryforwards                                          4,208,255        4,927,253
                                                                             ------------     ------------

         Deferred tax assets before valuation allowance                         5,061,566        5,902,719
         Valuation allowance                                                   (1,664,790)      (3,286,184)
                                                                             ------------     ------------
         Deferred tax assets after valuation allowance                          3,396,776        2,616,535
                                                                             ------------     ------------

         Liabilities:
            Inventory                                                            (756,217)        (471,460)
            Property, plant and equipment                                         (55,798)        (201,656)
                                                                             ------------     ------------

         Deferred tax liabilities                                                (812,015)        (673,116)
                                                                             ------------     ------------

         Net deferred tax asset                                              $  2,584,761     $  1,943,419
                                                                             ============     ============

         At March 31, 1997, the Company had approximately $9,840,000 in federal and state net operating losses (NOLs) available which expire in the years 2003 through 2010, and AMT credit carryforwards of $862,500 which do not expire. Under Section 382 of the United States Internal Revenue Code of 1986, as amended (the Code), the NOLs may be subject to limitations. If certain stock ownership changes described in the Code occur in the future, these restrictions would further limit the Company's future use of its NOLs.


  10.    COMMITMENTS AND CONTINGENT LIABILITIES

         LITIGATION
         The Company is involved in routine litigation and various legal efforts incidental to the normal operations of its business. In management's opinion, none of these matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

CENTRUM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------




  10.    COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

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

         Private party suits and actual cleanup costs in excess of governmental estimates can affect the reliability of the Company's loss estimates. In addition, unasserted claims are not reflected in the Company's cost estimates. Pursuant to the environmental statutes, the Company may be found jointly and severally liable to the government for cleanup costs; however, management believes that the current status of government settlements and group cleanup participation at the site indicates that the liability will be shared by responsible parties. Currently, there are at least 17 parties participating in various settlements of the cost recovery actions, including a pro rata cost sharing arrangement with respect to the site cleanup work. The Company has negotiated an insurance settlement which requires the carrier to reimburse the Company for site expenses and certain legal fees subject to a ceiling. At March 31, 1997 and 1996, the Company has recorded liabilities of $600,000 and $695,800, respectively, of which $350,000 was recorded as current liabilities at March 31, 1997 and 1996 and has recorded a receivable from its insurance carrier which is included in current assets. Funds are expected to be paid over approximately three years. The total anticipated site costs and private suits are not expected to materially exceed the recorded liabilities.

         LEASE COMMITMENTS
         The Company leases certain equipment and vehicles under operating lease agreements which expire at various dates through fiscal 2001. The aggregate minimum commitments relating to these operating leases following March 31, 1997 are set forth below:

                     1998                                             $     250,648
                     1999                                                   120,020
                     2000                                                    58,938
                     2001                                                     7,159
                                                                      -------------
                                                                      $     436,765
                                                                      =============

         The Company also leases office space and additional warehouse space on a month to month basis. Total rental expense under all of the above agreements was $326,563, $336,652 and $358,642 for the years ended March 31, 1997, 1996 and 1995, respectively.

         LETTERS OF CREDIT
         At March 31, 1997 and 1996, McInnes had a $3.9 million and $4.6 million, respectively, letter of credit issued as a credit enhancement for the Erie County Development Authority bonds (see Note 7).

CENTRUM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------




  10.    COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

         OTHER
         During February 1996, AH exercised its option to purchase its main office and manufacturing facility, which currently is being leased, for approximately $1,150,000. The option expired during 1997 but was extended by mutual agreement.


  11.    CAPITAL STOCK

         The Company is a Delaware corporation with two classes of stock, common stock and serial preferred stock.

         During 1997, the Company issued common stock valued at $48,000 to pay director fees and $72,251 for payment of a note payable. These transactions have been excluded from the accompanying consolidated statement of cash flows since they are non-cash transactions. In addition, options and warrants to acquire 243,521 shares of common stock were exercised at option prices ranging between $.372 and $1.00 per share.

         During 1996 and 1997, the Company sold 2.3 million shares of common stock for $3,120,000, which is net of $347,000 in issuance cost and expenses. The shares were sold by Continental Capital, Inc. (see Note
         12). During 1996, the Company repurchased 60,000 shares of its common stock for $60,000.

         During 1995, the Company issued 232,000 shares of common stock for $232,000. In addition, options to acquire 40,304 shares of common stock were exercised at $.372 per share.

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

CENTRUM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------




  12.    RELATED PARTIES

         The Company has subordinated debt agreements with First New England Capital, MorAmerica and the North Dakota Small Business Investment Company. Certain representatives of the lenders are also members of the Company's board of directors. During fiscal 1997, the Company recorded $289,000 in interest expense related to these debt agreements.

         Continental Capital, Inc. (Continental) is a shareholder of the Company. During 1995 its Chairman and Chief Executive Officer was the Company's Chairman and Chief Executive Officer and, since June 1995, was a Director and Vice President of the Company and, since December 1995, is a Director, Vice President and Secretary. In 1997, 1996 and 1995, the Company paid Continental $274,000, $132,500 and $15,000, respectively, for fees related to the issuance of stock and debt.

         At March 31, 1997 and 1996, the Company had unsecured notes payable to certain of its shareholders, as described in Note 7.

CENTRUM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------



  13.    BUSINESS SEGMENT INFORMATION

         At March 31, 1997, the Company's operations have been classified into business segments as described in Note 1.

         Summarized financial information by business segment for fiscal 1997, 1996 and 1995 is as follows:

                                     MATERIAL          MOTOR            METAL        CORPORATE
                                     HANDLING       PRODUCTION         FORMING      OFFICE AND
              1997                    SYSTEMS         SYSTEMS        OPERATIONS        OTHER         TOTAL
          Net sales to unaf-
           filiated customers      $ 16,183,002     $  8,325,861    $ 46,638,620   $    7,243   $ 71,154,726
          Operating income (loss)       443,772          695,511       3,952,713     (939,982)     4,152,014
          Identifiable assets         6,724,590        4,104,030      29,837,983    2,334,044     43,000,647
          Depreciation                   72,418           41,737       1,227,152        4,818      1,346,125
          Amortization                  140,774            2,369               -            -        143,143
          Capital expenditures           95,300           98,478         612,443        8,994        815,215

              1996
          Net sales to unaf-
           filiated customers      $ 19,451,267     $  5,534,536    $  2,539,899   $        -   $ 27,525,702
          Operating income (loss)     1,409,694          468,409         229,937     (642,466)     1,465,574
          Identifiable assets         8,236,864        3,016,597      27,624,426    1,733,861     40,611,748
          Depreciation                   59,496           31,094          63,373        3,610        157,573
          Amortization                  150,225            6,486               -            -        156,711
          Capital expenditures           67,948           17,274         433,695        7,023        525,940

              1995
          Net sales to unaf-
           filiated customers      $ 12,969,997     $  5,322,699    $          -   $        -   $ 18,292,696
          Operating income (loss)       739,397          434,827               -     (516,385)       657,839
          Identifiable assets         6,086,694        3,044,195               -      416,447      9,547,336
          Depreciation                   45,003           33,223               -        4,050         82,276
          Amortization                  160,654           16,903               -            -        177,557
          Capital expenditures           88,702           10,066               -            -         98,768


  14.     STOCK OPTIONS AND WARRANTS

          During 1997, non-employee directors of the Company's board of directors received options for 50,000 and 25,000 shares of the Company's common stock with exercise prices of $1.50 and $2.00 per share, respectively. Options and warrants to acquire 243,521 shares of common stock were exercised at option prices ranging between $.372 and $1.00 per share.

          Also during 1997, officers and employees of the Company received options for 100,000 and 226,568 shares of the Company's common stock with exercise prices of $1.50 and $2.00 per share, respectively.

CENTRUM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------




  14.     STOCK OPTIONS AND WARRANTS (CONTINUED)

          In connection with the acquisition of McInnes, two officers of McInnes received options for 110,333 shares of common stock having an exercise price of $.64 per share resulting in $94,954 in additional paid-in capital. This transaction has been excluded from the consolidated statement of cash flows since it is a non-cash transaction. During 1996, officers and employees of the Company received options for 350,000 and 295,000 shares of the Company's common stock with exercise prices of $1.00 and $1.50, per share, respectively.

          During 1996, the Company issued 1,250,000 warrants to purchase its common stock for $2 per share for a period of eight years. The warrants, which were issued in connection with the 11% convertible subordinated notes, have been valued at $600,000.

          In addition, warrants to purchase 220,000 shares of the Company's common stock for $1.00 per share were issued during 1996 in connection with individual debt agreements with certain shareholders.

          The following summarizes the stock option and warrant transactions for the years ended March 31, 1997 and 1996:

                                                                      NUMBER          PRICE PER
                                                                     OF SHARES         SHARE
          Outstanding at March 31, 1995                                 860,755    $ .372 - 1.00
              Activity for the year
               ended March 31, 1996
                     Granted                                          2,225,333    $  .64 - 2.00
                     Exercised                                                -
                     Cancelled                                                -
                                                                              -
                                                                  -------------    -------------
          Outstanding at March 31, 1996                               3,086,088    $ .372 - 2.00

              Activity for the year
               ended March 31, 1997
                     Granted                                            401,568    $ 1.50 - 2.00
                     Exercised                                         (243,521)   $ .372 - 1.00
                     Cancelled                                          (13,311)
                                                                  -------------    -------------
          Outstanding at March 31, 1997                               3,230,835    $  .64 - 2.00
                                                                  =============    =============

CENTRUM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------




  14.     STOCK OPTIONS AND WARRANTS (CONTINUED)

          No expense has been charged to income relating to stock options. If the fair value method of accounting for stock options prescribed by SFAS No. 123 had been used, the expense relating to the stock options would have been $97,500 in 1997 and $46,785 in 1996. Pro forma net income would have been $2,415,913 in 1997 and $774,362 in 1996. Pro forma earnings per share would have been $.28 and $.12 in 1997 and 1996, respectively. The pro forma effect on net income is not representative of the pro forma effect on net income that will be disclosed in future years because it does not take into consideration pro forma compensation expense relating to grants made prior to 1996.

          The fair value of each option grant was estimated on the date of grant using the Constant Elasticity Variance model with the following assumptions.

                                           1997                 1996
          Risk-free interest rate          6.4%                 6.4%
          Expected average life            10 years             5 years
          Stock price volatility           35%                  35%


  15.     SALES TO MAJOR CUSTOMER

          During fiscal 1997 and 1996, the Company's sales to its largest customer totaled $10.3 and $3.5 million or 14% and 13% of sales, respectively. The 1997 sales were recorded by the metal forming segment to a Company in the power generation market. The 1996 sales were recorded by the material handling segment to a customer engaged in the sale of automotive parts.

CENTRUM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------



  16.     SUBSEQUENT EVENT

         On June 4, 1997, the Company acquired certain assets of Taylor Forge International (Taylor). The purchase price of $2.3 million and repayment of $4.5 million in existing debt at Taylor was financed by debt agreements and the issuance of 94,000 shares of the Company's common stock. The purchase price is subject to adjustment post closing through the issuance of up to 30,000 additional shares of the Company's common stock. The financing was provided by an extension of the Company's bank line of credit with Huntington and a new five year term loan in the amount of $4 million bearing interest at 1.25% above prime. Additionally, seller financed notes with interest payable at prime plus 1.25% in the amount of $250,000 were issued.

         The following unaudited information presents the Company's results of operations for the years ended March 31, 1997 and 1996 as if the acquisitions of Taylor had occurred at the beginning of each of the periods presented. The pro forma information is not necessarily indicative of the results of operations which would have actually been obtained during such periods.

                                                                            FOR THE YEARS ENDED
                                                                       MARCH 31,       MARCH 31,
                                                                         1997               1996
                                                                                (UNAUDITED)
         Sales                                                     $    80,377,700    $    36,443,700
         Net income                                                $     1,939,000    $       579,000
         Net income per common share                               $           .22    $           .09

         Weighted average number of common
         and common equivalent shares                                    8,762,000          6,367,000


Centrum Industries, Inc.
Schedule II - Valuation and Qualifying Accounts


        Column A            Column B                    Column C                 Column D          Column E
--------------------------  --------                    Additions              ------------       ---------
                                           ----------------------------------
                            Balance at      Charged to          Charged to
                            Beginning       Costs and        Other Accounts     Deductions         Balance at
      Description           of Period        Expenses          -Describe        -Describe        End of Period
--------------------------  -------------  -----------       --------------    -----------       -------------

Year ended March 31, 1997

Valuation allowance for
excess cost over market     $ 450,767                                           $(350,667) (A)     $  100,100
Valuation for LIFO reserve   (172,720)      $ 293,162                                                 120,442
Valuation allowance
for accounts receivable        93,761                                             (15,600) (D)         78,161
Valuation allowance for
note receivable                24,733                                                                  24,733

Year ended March 31, 1996

Valuation allowance for
excess cost over market     $ 107,585       $  40,282           $316,202  (B)   $ (13,302) (C)     $  450,767
Valuation allowance for
LIFO reserve                                                    (172,720) (B)                        (172,720)
Valuation allowance
for accounts receivable        60,658          19,491             56,403  (B)     (42,791) (D)         93,761
Valuation allowance for
note receivable                24,733                                                                  24,733
Valuation allowance
for lease receivable            6,782                                              (6,782) (E)

Year ended March 31, 1995

Valuation allowance for
marketable equity
securities                  $ 337,875                                           $(337,875) (F)
Valuation allowance
for obsolete inventory        186,121                                             (78,536) (C)     $  107,585
Valuation allowance
for accounts receivable        64,047       $  47,265                             (50,654) (D)         60,658
Valuation allowance
for note receivable            24,733                                                                  24,733
Valuation allowance
for lease receivable            6,782                                                                   6,782



(A) - Disposal of inventory.
(B) - Valuation allowance was in the opening balance sheet of a company acquired by Centrum.
(C) - Based on the physical inventory, the need for inventory obsolescence allowance was reduced.
(D) - Allowance for doubtful accounts was reduced by the amount of accounts written off.
(E) - Allowance for lease receivable was reduced by the amount of lease written off.
(F) - The marketable equity securities were sold during 1995.

                                    PART III


ITEM 10.  EXECUTIVE OFFICERS AND DIRECTORS OF CENTRUM

The executive officers and directors of Centrum at March 31, 1997 were as follows:


George H. Wells     Age 52  Chief Executive Officer since June 1995.  President and Chief Operating Officer from 1992 to May 1995.
                            Director since 1992.

William C. Davis    Age 50  Vice President and Secretary since December 1995.
                            Vice President since May 1995.  Chief Executive
                            Officer, from 1992 to May 1995.  Director since
                            1988.

Timothy M. Hunter   Age 34  Chief Financial Officer, Treasurer and Assistant
                            Secretary since August 1996.
                            Vice President, Chief Financial Officer,
                            Secretary/Treasurer, McInnes Steel Company, since
                            March 1996.

Anthony A. Montani  Age 58  President and Chief Operating Officer, McInnes
                            Steel Company, since March 1996.

Robert J. Fulton    Age 54  Director, since 1993.

David L. Hart       Age 52  Director, since 1989.

Richard C. Klaffky  Age 50  Director, since 1996.

Mervyn H. Manning   Age 64  Director, since 1996.

David R. Schroder   Age 54  Director, since 1996.

Thomas E. Seiple    Age 51  Director, since 1988.




Information concerning the backgrounds and occupations for directors and executive officers is as follows:

George H. Wells has been Chief Executive Officer since June 1995 and President and Chief Operating Officer since October 1992 to May 1995. From 1990 to October, 1991, he served as President and Chief Executive Officer of Doehler-Jarvis, a Toledo, Ohio based producer of die cast and semipermanent mold aluminum components utilized by the automotive industry and in general industrial applications. From 1985 to 1989, he served as President and Chief Operating Officer and as a Director of National Forge Company of Irvine, Pennsylvania, which produced precision machined components.

William C. Davis is President, Chairman and Director of Continental Capital Corporation, positions which he has held for over five years. From 1988 to 1995, he was the Chairman of the Board and Chief Executive Officer of Centrum. Since 1995, he has been a Vice President and Secretary of Centrum.

Timothy M. Hunter was appointed Chief Financial Officer, Treasurer and Assistant Secretary in August 1996. He has been Vice-President, Chief Financial Officer and Secretary/Treasurer of McInnes Steel Company since March 1996. He has been with McInnes Steel Company since 1986, where he most recently served as Treasurer and as a Director.

Anthony A. Montani has been President and Chief Operating Officer of McInnes Steel Company since March 1996. He has been active in the forging industry for over 30 years. He has been with McInnes Steel Company for over 25 years, serving in his most recent capacity as Vice-President of Sales and Marketing, and as a Director.

Robert J. Fulton has been a director since 1993. From 1990 until December 1992, he served as Executive Vice President and Chief Operating Officer of Doehler-Jarvis. From 1986 through 1990, he served as a Director and Executive Vice President in charge of marketing and manufacturing of National Forge Company. Currently he is president, CEO of the Hoeganaes Company.

David L. Hart has worked as a manufacturer's representative in the automotive industry and has been President of his own firm, Lee Hart Associates, for over five years. He has been a director since 1989.

Richard C. Klaffky is President and Chief Executive Officer of First New England Capital, LP, a lender to Centrum. Mr. Klaffky is a member of the Board of Governors of the National Association of Small Business Investment Companies and serves on the boards of several companies. He has been a director since September, 1996.

Mervyn H. Manning has recently retired as a senior executive at Ford Motor Company where he had overall responsibility for Latin American and Asian Automotive Operations. He has been a director since September, 1996.

David R. Schroder, is President of InvestAmerica Investment Advisors Inc., and InvestAmerica N.D. Management, Inc. These two companies manage MorAmerica Capital Corporation and The North Dakota Small Business Investment Company, both of whom are lenders to Centrum. Mr. Schroder is a director of MACC Private Equities, Inc. He has been a director since September, 1996.

Thomas E. Seiple has been the President of United Roofing & Sheet Metal, Inc., and other construction businesses located in Toledo, Ohio, for more than fifteen years. Mr. Seiple has been a Centrum Director since 1988.


Section 16(a) Beneficial Ownership Reporting Deficiencies

Under Section 16 of the Securities Exchange Act of 1934, the Company's directors, certain of its officers, and beneficial owners of more than 10% of the outstanding Common Stock are required to file reports with the Securities and Exchange Commission concerning their ownership of and transactions in Common Stock; such persons are also required to furnish the Company with copies of such reports.

During 1997, Richard Klaffky, Mervyn Manning and David Schroder were late in filing their reports on Form 3, the Initial Statement of Beneficial Ownership of Securities, in September 1996.

Based solely upon the reports and related information furnished to the Company, the Company believes that all such filing requirements were complied with in a timely manner during and with respect to 1997, with the exception of the three reports described above.

ITEM 11.  EXECUTIVE COMPENSATION

The following table shows compensation paid or awarded by Centrum during the fiscal years ended March 31, 1997, 1996, and 1995 to the current executive officer of Centrum and the other executive officers of the Company for services in all capacities.

                           SUMMARY COMPENSATION TABLE


                                    Annual Compensation
                          ---------------------------------------                 Long term
                                                                                 compensation
  Name and                                             Other annual              ------------
principal position      Year    Salary     Bonus      compensation (1)             Options (#)
-----------------------------------------------------------------------------------------------
George H. Wells         1997    $ 189,600  $ 114,100   $ 6,860                     100,000
                        1996    $ 175,000  $  56,000   $ 6,860                     150,000
                        1995    $ 175,000  $  20,000   $11,094


Timothy M. Hunter       1997    $ 101,339  $  33,385   $ 6,085                       1,898
                        1996    $  64,523              $ 6,044                     169,133
                        1995    $  62,400              $ 5,051

Anthony A. Montani      1997    $ 141,185  $  33,385   $ 6,389                       1,898
                        1996    $ 106,769              $ 6,439                     216,200
                        1995    $ 104,000              $ 6,439


----------------------
(1)  Automobile Lease


                             OPTION GRANTS IN 1997
                         For Named Executive Officers


                     Number of   Percent of
                    securities  total options
                    underlying   granted to    Exercise or
                       options  employees in   base price      Expiration       Grant date
                       granted   fiscal year   per share          Date           value (1)
                    ----------  -------------  -----------     -----------      -----------
George H. Wells        100,000     30.6%        $1.50          December 2, 2006   $135,000
Timothy M. Hunter        1,898      0.5%         2.00          December 2, 2006      2,278
Anthony A. Montani       1,898      0.5%         2.00          December 2, 2006      2,278

----------------------

1)Based on the Constant Elasticity Variance of the Black-Scholes model using the following assumptions: (a) a ten year option term; (b) 35% volatility rate; and (c) 0% dividend yield. Actual gain, if any, is dependent upon the actual performance of the shares of common stock underlying these options. There is no assurance that the amounts shown in this column will be achieved.

The options for Messrs. Hunter and Montani were based upon the results of the metal forming operations for the period of March 8, 1996 through March 31, 1996.

No options were exercised during the fiscal year ended March 31, 1997 by any of the named executives included in the summary compensation table.

EXECUTIVE COMPENSATION (INCLUDING TERMINATION OF EMPLOYMENT) AGREEMENTS


The following table sets forth information concerning the aggregate number of options held and the value of unexercised "in-the-money" options held at March 31, 1997 (the difference between the aggregate exercise price of all such options held and the market value of the shares covered by such options at March 31, 1997).


                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAREND OPTION VALUES


                       Number of Securities        Value of Unexercised
                       Underlying Unexercised      In-the-Money
                       Options/SARs at             Options/SARs at
                       Fiscal Year end (#)         Fiscal Year end ($)
                       --------------------------  --------------------------
   Name                Exercisable  Unexercisable  Exercisable  Unexercisable
   ----                -----------  -------------  -----------  -------------
   George H. Wells      416,667         -0-        $512,501     $-0-

   Timothy M. Hunter    108,531       62,500       $118,404     $46,875

   Anthony A. Montani   143,098       75,000       $163,307     $56,250

Mr. George Wells has an employment agreement with the Company which provides for an annual salary of $200,000. In addition to his salary, Mr. Wells is entitled to receive a performance bonus of 5% of Centrum's consolidated before tax profit. The agreement also calls for an annual stock or cash bonus to be awarded at the discretion of the Board. The contract has an annual term, which renews automatically unless terminated by either party in writing 60 days prior to the expiration date.

The employment agreement with Mr. Wells provides for the termination of Mr. Wells for cause. In the event that Mr. Wells is terminated for any reason other than cause prior to expiration of the agreement, he is entitled to severance compensation of nine months salary, any discretionary bonus awarded but not yet paid, and the pro rata amount of the performance bonus earned prior to termination.

Mr. Davis as Vice President and Secretary of the Company does not receive compensation for services rendered in this capacity as of year end, and is not involved in the daily operations of the Company. See directors compensation with respect to Mr. Davis' compensation as a director.

Messrs. Hunter and Montani entered into employment agreements with McInnes Steel Company, a subsidiary of Centrum, dated February 29, 1996 which have a three year term. The agreements automatically renew from year to year on the anniversary commencing on the expiration of the three year term unless terminated by either party in writing 30 days prior to the expiration date. Mr. Hunter's annual salary as determined by the agreement is $90,000 and Mr. Montani's annual salary is $140,000. Both salaries are to be increased annually by a minimum of the greater of the change in the CPI or 4% per year.

The contracts provide for the termination of Messrs. Hunter and Montani for cause. In the event that either Mr. Hunter or Mr. Montani is terminated for any reason other than cause prior to expiration of the agreement, he is entitled to monthly severance compensation of his base monthly salary reduced by any salary or consulting income received from any source for the remaining term of the agreement for a minimum period of one year.

In addition, to his employment agreement with McInnes, Mr. Hunter is compensated $18,000 annually as an employee of Centrum.

DIRECTORS' FEES AND COMPENSATION

Directors who are employees of the Company or any subsidiary do not receive any fees for the Board or committee service. The Company reimburses all directors for travel, lodging, and related expenses that they may incur in attending Board and committee meetings.

Robert J. Fulton, Thomas E. Seiple, and David L. Hart each received 8,000 shares of Centrum's common stock during 1997 for services rendered as directors.

The following table sets forth the stock option grants received by Directors during 1997. No options were exercised for the fiscal year ended March 31, 1997 by any of the Directors included in the option grant table.


                             OPTION GRANTS IN 1997
                             For Board of Directors


                  Number of
                  securities  Percentage of
                  underlying  total options   Exercise or
                   options    granted in     in base price     Expiration       Grant date
                   granted     fiscal year     per share          date          value (1)
                  ----------  -------------  -------------   ----------------  -----------
William C. Davis     10,000         2.5%         $1.50       December 2, 2006   $13,500
                      5,000         1.2%          2.00       December 2, 2006     6,000

Robert J. Fulton     10,000         2.5%         $1.50       December 2, 2006   $13,500
                      5,000         1.2%          2.00       December 2, 2006     6,000

David L. Hart        10,000         2.5%         $1.50       December 2, 2006   $13,500
                      5,000         1.2%          2.00       December 2, 2006     6,000

Thomas E. Seiple     10,000         2.5%         $1.50       December 2, 2006   $13,500
                      5,000         1.2%          2.00       December 2, 2006     6,000

--------------------

(1) Based on the Constant Elasticity Variance of the Black-Scholes model using the following assumptions: (a) a ten year option term; (b) 35% volatility rate; and (c) 0% dividend yield. Actual gain, if any, is dependent upon the actual performance of the shares of common stock underlying these options. There is no assurance that the amounts shown in this column will be achieved.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the number of shares of Common Stock beneficially owned as of May 31, 1997 by each director and nominee, each of the executive officers named in the Summary Compensation Table included elsewhere herein, all directors and executive officers of the Company as a group, and each 5% holder.



                                    Number of shares of Centrum
                                            common stock
                                beneficially owned      % of class
                                ------------------      ------------
George H. Wells (a)                    584,940               7.0
William C. Davis (b)                   115,000               1.4
Timothy M. Hunter (c)                  183,031               2.2
Anthony A. Montani (d)                 218,098               2.6
Robert J. Fulton (e)                   457,939               5.5
David L. Hart (f)                      245,418               2.9
Mervyn Manning  (g)                     50,000               0.6
Thomas E. Seiple (h)                   122,163               1.5
John R. Ayling (m)                     591,536               7.1
Moramerica Capital Corp (i)(l)         627,500               7.5
North Dakota Small Business            247,500               3.0
  Investment Company (j)(l)
First New England Capital Limited      375,000               4.5
Partnership (k)(l)
All current directors and executive
  officers of the company as group   3,226,589              38.5


The beneficial owner has sole voting and investment power with respect to all shares listed, unless otherwise noted.

(a) Includes 416,667 shares Mr. Wells currently has the right to acquire pursuant to stock options; includes 1,606 shares with respect to Mr. Wells' ownership of shares held by Seneca Sheet Metal.
(b) Includes 115,000 shares Mr. Davis currently has the right to acquire pursuant to stock options.
(c) Includes 171,031 shares Mr. Hunter currently has the right to acquire pursuant to stock options.
(d) Includes 218,098 shares Mr. Montani currently has the right to acquire pursuant to stock options.
(e) Includes 281,667 shares Mr. Fulton currently has the right to acquire pursuant to stock options;
includes 1,605 shares with respect to Mr. Fulton's ownership of shares held by Seneca Sheet Metal.
(f) Includes 15,000 shares Mr. Hart currently has the right to acquire pursuant to stock options; includes 29,085 shares held by Mr. Hart's wife with respect to which she has sole voting and dispositive power.
(g) Includes 50,000 shares held by the Mervyn H. Manning Trust.
(h) Includes 15,000 shares Mr. Seiple currently has the right to acquire pursuant to stock options.
(i) Includes 627,500 shares MorAmerica Capital Corporation currently has the right to acquire pursuant to a note and warrant purchase agreement with the holders of the 11% convertible subordinated debt.
(j) Includes 247,500 shares The North Dakota Small Business Investment Company currently has the right to acquire pursuant to a note and warrant purchase agreement with the holders of the 11% convertible subordinated debt.
(k) Includes 375,000 shares First New England Capital, LP currently has the right to acquire pursuant to a note and warrant purchase agreement with the holders of the 11% convertible subordinated debt.
(l) MorAmerica Capital Corporation, The North Dakota Small Business Investment Company and First New England Capital, LP as group have beneficial ownership in excess of 10% of the Company's common stock.
(m) Includes 15,000 shares Mr Ayling has the right to acquire pursuant to stock options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Continental Capital, Inc. (Continental) is a shareholder of the Company and its Chairman and Chief Executive Officer was, from 1988 to 1995, a Director and Chief Executive Officer of the Company and has been a Vice President and Director since June 1995 and has been a Director, Vice President and Secretary since December 1995. In 1996 and 1995, the Company paid $47,500 and $15,000, respectively, to Continental for fees relating to the issuance of debt. In 1997 and 1996, the Company paid Continental $274,000 and $85,000 for fees relating to the issuance of stock.

During 1997, the Company had an unsecured note payable the amount of $80,000 with interest at 2% per month to Sarah McHugh, the spouse of David L. Hart. The note was used for bridge financing to complete the McInnes acquisition and its terms were the same as those offered to non-affilitates. The note principal was paid in full during 1997 with the issuance of 12,000 shares of the Company's common stock valued at $18,000 and $62,000 in cash. Interest of $7,890 was paid with the issuance of 5,085 shares and $262 in cash.

Additionally, during 1997, the Company had an unsecured note payable in the amount of $101,000 with interest at 2% per month to Seneca Sheet Metal, a partnership owned jointly by George Wells and Robert Fulton. The note was used for bridge financing to complete the McInnes acquisition and its terms were the same as those offered to non-affilitates. The note principal was paid in full during 1997. Interest of $9,534 was paid with the issuance of 3,211 shares of the Company's common stock and $4,717 in cash.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8K

     (a) The following exhibits are filed as part of the report:

          3.1 Certificate of Incorporation, as amended (filed as Exhibit 3.1 to the Company's Report on Form 10-K for the fiscal year ended March 31, 1996, file number 0-9607, and incorporated herein by reference).

          3.2 Bylaws (filed as Exhibit 3.2 to the Company's Report on Form 10-K for the fiscal year ended March 31, 1996, file number 0-9607, and incorporated herein by reference).

          3.3  Participating Preferred Agreement (filed as Exhibit
               3.3 to the Company's Report on Form 10-K for the fiscal year ended March 31, 1996, file number 0-9607, and incorporated herein by reference).

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

          4.2 The instruments defining the rights of the holders of certain notes, styled as "Loans," issued in 1991-1993, are not being filed herewith, as permitted by Regulation Section 229-601(b)(4)(iii), because such securities do not exceed 10 percent of the total assets of the Company and its consolidated subsidiaries. The Company hereby agrees to furnish a copy of such agreements to the Commission upon request.

          4.3 The instruments defining the rights of the holders of certain subordinated notes originally issued by American Handling, Inc. in 1991 are not being filed herewith, as permitted by Regulation Section 229-601(b)(4)(iii), because such securities do not exceed 10 percent of the total assets of the Company and its consolidated subsidiaries. The Company hereby agrees to furnish a copy of such agreements to the Commission upon request.

          4.4 The instruments defining the rights of the holders of certain notes, styled as "Loans with Warrants," issued in 1993-1995, are not being filed herewith, as permitted by Regulation Section 229-601(b)(4)(iii), because such securities do not exceed 10 percent of the total assets of the Company and its consolidated subsidiaries. The Company hereby agrees to furnish a copy of such agreements to the Commission upon request.

          4.5  The 11% Convertible Subordinated Notes issued in
               March 1996 in the aggregate principal amount of $2,500,000 (issued together with warrants for 1,250,000 shares of the Company's common stock) are not being filed herewith, as permitted by Regulation Section 229-601(b)(4)(iii), because such securities do not exceed 10 percent of the total assets of the Company and its consolidated subsidiaries. The Company hereby agrees to furnish a copy of such agreements to the Commission upon request.

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

          4.7 The instrument defining the rights of the holders certain debt incurred in the acquisition of substantially all the assets of Taylor Forge International, Inc., issued in June 1997 in the principal amount of $250,000, is not being filed herewith, as permitted by Regulation Section 229.601(b)(4)(iii), because such security does not exceed 10 percent of the total assets of the Company and its consolidated subsidiaries. The Company hereby agrees to furnish a copy of such to the Commission upon request.

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

          4.9  Reimbursement Agreement, dated as of February 29,
               1996, with respect to a letter of credit issued by The Huntington National Bank, relating to $6,000,000 Erie County Industrial Development Authority Variable Rate Demand Industrial Development Revenue Bonds (McInnes Steel Company Project) (filed as Exhibit 4.9 to the Company's Report on Form 10-K for the fiscal year ended March 31, 1996, file number 0-9607, and incorporated herein by reference).

          4.10 Installment Sales Agreement, dated as of November 1,
               1991, relating to the loan of proceeds from the sale of $6,000,000 Erie County Industrial Development Authority Variable Rate Demand Industrial Development Revenue Bonds (McInnes Steel Company Project) (filed as Exhibit 4.10 to the Company's Report on Form 10-K for the fiscal year ended March 31, 1996, file number 0-9607, and incorporated herein by reference).

          9.1  Equity Holders Agreement dated as of February 29,
               1996, effective as of March 8, 1996, by and among First New England Capital Limited Partnership, Moramerica Capital Corp., North Dakota Small Business Investment Company, Centrum Industries, Inc. and certain shareholders of Centrum Industries, Inc. (filed as Exhibit 9.1 to the Company's Report on Form 10-K for the fiscal year ended March 31, 1996, file number 0-9607, and incorporated herein by reference).

          10.1 Asset Purchase Agreement by and among Centrum
               Industries, Inc., Centrum Acquisition Corporation, and Taylor Forge International, Inc., dated as of April 29, 1997 as amended May 14, 1997 (filed as Exhibit 10.1 to the Company's Report on Form 8-K, filed with the Commission on June 19, 1997, file number 0-9607, and incorporated herein by reference).

          10.2 Registration Rights Agreement by and among Centrum
               Industries, Inc. and Taylor Forge International, Inc., dated June 4, 1997 (filed as Exhibit 10.2 to the Company's Report on

               Form 8-K, filed with the Commission on June 19, 1997, file number 0-9607, and incorporated herein by reference).

        10.3   Note and Warrant Purchase Agreement dated as of
               February 29, 1996 and effective as of March 8, 1996, by and among Moramerica Capital Corporation, First New England Capital Limited Partnership, and North Dakota Small Business Investment Company and Centrum Industries, Inc. with respect to 11% convertible, subordinated notes and warrants for the purchase of 1,250,000 shares of the Company's common stock (filed as Exhibit
               10.3 to the Company's Report on Form 10-K for the fiscal year ended March 31, 1996, file number 0-9607, and incorporated herein by reference).

        10.4 Common Stock Warrant dated as of February 29, 1996 and effective as of March 8, 1996, issued to MorAmerica Capital Corporation for 627,445 shares of common stock (filed as Exhibit
               10.4 to the Company's Report on Form 10-K for the fiscal year ended March 31, 1996, file number 0-9607, and incorporated herein by reference).

        10.5 Common Stock Warrant dated as of February 29, 1996 and effective as of March 8, 1996, issued to First New England Capital Limited Partnership for 375,000 shares of common stock (filed as Exhibit 10.5 to the Company's Report on Form 10-K for the fiscal year ended March 31, 1996, file number 0-9607, and incorporated herein by reference).

        10.6 Common Stock Warrant dated as of February 29, 1996 and effective as of March 8, 1996, issued to First New England Capital Limited Partnership and North Dakota Small Business Investment Company for 247,555 shares of common stock (filed as Exhibit 10.6 to the Company's Report on Form 10-K for the fiscal year ended March 31, 1996, file number 0-9607, and incorporated herein by reference).

        10.7   Put Agreement by and among Moramerica Capital
               Corporation, First New England Capital Limited Partnership, and North Dakota Small Business Investment Company and Centrum Industries, Inc. (filed as Exhibit 10.7 to the Company's Report on Form 10-K for the fiscal year ended March 31, 1996, file number 0-9607, and incorporated herein by reference).

        10.8   Registration Rights Agreement dated as of February
               29, 1996, effective as of March 8, 1996, by and among Moramerica Capital Corporation, First New England Capital Limited Partnership and North Dakota Small Business Investment Company and Centrum Industries, Inc. (filed as Exhibit 10.8 to the Company's Report on Form 10-K for the fiscal year ended March 31, 1996, file number 0-9607, and incorporated herein by reference).

        10.9   Loan and Security Agreement dated as of February 29,
               1996, by and among The Huntington National Bank and McInnes Steel Company, Eballoy Glass Products Company, Erie Bronze & Aluminum Company, and McInnes International, Inc. as Borrowers, and Centrum Industries, Inc. and McInnes Services, Inc. as Guarantors (filed as Exhibit 10.9 to the Company's Report on Form 10-K for the fiscal year ended March 31, 1996, file number 0-9607, and incorporated herein by reference).

        10.10 Amended and Restated Continuing Guaranty Unlimited of Centrum dated June 4, 1997 (filed as Exhibit 10.6 to the Company's report on Form 8-K, filed with the Commission on June 19, 1997, file number 0-9607, and incorporated herein by reference).

       10.11 Form of Common Stock Warrant, issued in connection with the debt instruments referenced in Exhibits 4.5 above (filed as Exhibit 10.11 to the Company's Report on Form 10-K for the fiscal year ended March 31, 1996, file number 0-9607, and incorporated herein by reference).

       10.12 Loan Agreement by and between the City of Erie by and through the Enterprise Development Zone Revolving Loan Fund and McInnes Steel Company dated as of November 2, 1995 (filed as
               Exhibit 10.12 to the Company's Report on Form 10-K for the fiscal year ended March 31, 1996, file number 0-9607, and incorporated herein by reference).

       10.13   Amended and Restated Employment Agreement with
               George H. Wells executed November 18, 1996 (filed herewith).

       10.14 Employment Agreement with Anthony A. Montani (filed as Exhibit 10.14 to the Company's Report on Form 10-K for the fiscal year ended March 31, 1996, file number 0-9607, and incorporated herein by reference).

       10.15 Employment Agreement with Timothy M. Hunter (filed as Exhibit 10.15 to the Company's Report on Form 10-K for the fiscal year ended March 31, 1996, file number 0-9607, and incorporated herein by reference).

       10.16   Services Agreement with Stephen J. Mahoney (filed as
               Exhibit 10.16 to the Company's Report on Form 10-K for the fiscal year ended March 31, 1996, file number 0-9607, and incorporated herein by reference).

       10.17   Stock Option Agreement with Anthony A. Montani
               (filed as Exhibit 10.17 to the Company's Report on Form 10-K for the fiscal year ended March 31, 1996, file number 0-9607, and incorporated herein by reference).

       10.18   Stock Option Agreement with Anthony A. Montani
               (filed as Exhibit 10.17 to the Company's Report on Form 10-K for the fiscal year ended March 31, 1996, file number 0-9607, and incorporated herein by reference).

       10.19 Stock Option Agreement with Timothy M. Hunter (filed as Exhibit 10.19 to the Company's Report on Form 10-K for the fiscal year ended March 31, 1996, file number 0-9607, and incorporated herein by reference).

       10.20 Stock Option Agreement with Timothy M. Hunter (filed as Exhibit 10.20 to the Company's Report on Form 10-K for the fiscal year ended March 31, 1996, file number 0-9607, and incorporated herein by reference).

       10.21 Bonus and Stock Option Plan of McInnes Steel Company and its Subsidiaries (filed as Exhibit 10.21 to the Company's Report on Form 10-K for the fiscal year ended March 31, 1996, file number 0-9607, and incorporated herein by reference).

     10.22 Bonus and Stock Option Plan of Micafil, Inc. (filed as Exhibit 10.22 to the Company's Report on Form 10-K for the fiscal year ended March 31, 1996, file number 0-9607, and incorporated herein by reference).

     10.23     Amendment No. 2 to Loan Agreement with Huntington
               National Bank dated June 4, 1997 (filed as Exhibit 10.5 to the Company's report on Form 8-K, filed with the Commission on June 19, 1997, file number 0-9607, and incorporated herein by reference).

     10.24 Model Board of Directors Stock Option Agreement filed as Exhibit 10.24 to the Company's Report on Form 10-Q for the quarter ended December 31, 1996, file number 0-9607, and incorporated herein by reference).

     10.25     Model Employee Stock Option Agreement (filed as
               Exhibit 10.25 to the Company's Report on Form 10-Q for the quarter ended December 31, 1996, file number 0-9607, and incorporated herein by reference).

     10.26     Stock Option Agreement with George H. Wells dated
               December 2, 1996 (filed as Exhibit 10.26 to the Company's Report on Form 10-Q for the quarter ended December 31, 1996, file number 0-9607, and incorporated herein by reference).

     10.27     Stock Option Agreement with Timothy M. Hunter dated
               December 2, 1996 (filed as Exhibit 10.27 to the Company's Report on Form 10-Q for the quarter ended December 31, 1996, file number 0-9607, and incorporated herein by reference).

     10.28     Stock Option Agreement with Anthony A. Montani dated
               December 2, 1996 (filed as Exhibit 10.28 to the Company's Report on Form 10-Q for the quarter ended December 31, 1996, file number 0-9607, and incorporated herein by reference).

     10.29     Amendment No. 1 to Loan Agreement with Huntington
               National Bank dated January 1, 1997(filed herein)

     11        Computation of earnings per share (filed herewith).

     21 List of Subsidiaries of Centrum Industries, Inc. (filed herewith).

     27        Financial Data Schedules (filed herewith).

(b) Reports on Form 8-K
No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Centrum has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            CENTRUM INDUSTRIES, INC.



                          By: /s/ Timothy M. Hunter
                             -------------------------------------
                                           Timothy M. Hunter
                                           Chief Financial Officer



                          Date: June 23, 1998
                               -----------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Centrum in the capacities and on the dates indicated.



       Signature                                                Date
/s/ George H. Wells
---------------------------------  Principal                June 23, 1997
George H. Wells                    Executive
Chief Executive Officer, Member -  Officer
Board of Directors


/s/ William C. Davis                                        June 24, 1997
---------------------------------
William C. Davis
Vice President, Secretary
Member Board of Directors

/s/ Timothy M. Hunter
---------------------------------  Principal                June 23, 1997
Timothy M. Hunter                  Financial
Chief Financial Officer            Officer


/s/ Robert J. Fulton                                        June 26, 1997
---------------------------------
Robert J. Fulton
Member  Board of Directors


/s/ David L. Hart                                           June 25, 1997
---------------------------------
David L. Hart
Member  Board of Directors


/s/ Richard C. Klaffky                                      June 26, 1997
---------------------------------
Richard C. Klaffky
Member  Board of Directors


/s/ Mervyn H. Manning                                       June 26, 1997
---------------------------------
Mervyn H. Manning
Member  Board of Directors


/s/ David R. Schroder                                       June 26, 1997
---------------------------------
David R. Schroder
Member  Board of Director

/s/ Thomas E. Seiple                                        June 26, 1997
---------------------------------
Thomas E. Seiple
Member  Board of Directors

                                 Exhibit Index

        Exhibit       Description of Exhibit
        Number


      10.29    Amendment No. 1 to Loan Agreement with Huntington
               National Bank dated January 1, 1997(filed herein)

      11       Computation of earnings per share (filed herewith).

      21       List of Subsidiaries of Centrum Industries, Inc.
               (filed herewith).

      27       Financial Data Schedules (filed herewith).