Form 10-Q
period 1997-06-30
CENTRUM INDUSTRIES INC
filed 1997-08-14
CIK 351127

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

(Mark one)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1997
                               -------------

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934.

For the transition period from             to
                               -----------    ------------

Commission file number  0-9607
                       -------

                            CENTRUM INDUSTRIES, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                         34-1654011
        --------                                         ----------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

6135 Trust Drive, Suite 104A, Holland, Ohio                          43528
-------------------------------------------                          -----
(Address of principal executive offices)                          (Zip code)

                               (419) 868-3441
                               --------------
(Registrant's telephone number, including area code)

                        --------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X . No   .
                                        ---    ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         CLASS                             OUTSTANDING at July 31, 1997
         -----                             ----------------------------
Common Stock - $.05 Par Value                         8,463,237

                            CENTRUM INDUSTRIES, INC.

                                     INDEX

                                                                        Page

COVER                                                                    1

INDEX                                                                    2

PART I  -   FINANCIAL INFORMATION

    ITEM 1:  Financial Statements

             Condensed Consolidated Balance Sheets
             as of June 30, 1997 and March 31,1997.                      3

             Condensed Consolidated Statements of
             Income for the three months ended
             June 30, 1997 and 1996.                                     4

             Condensed Consolidated Statements of
             Cash Flows for the three months ended
             June 30, 1997 and 1996.                                     5

             Notes to Condensed Consolidation
             Financial Statements                                        6

    ITEM 2:  Management's Discussion and Analysis of
             Financial Condition and Results of Operations               7


    ITEM 6:  Exhibits and Reports on Form 8-K                           11

Part II - OTHER INFORMATION                                             11

SIGNATURES                                                              12

PART 1:  FINANCIAL INFORMATION
ITEM  1.  FINANCIAL STATEMENTS

                            CENTRUM INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                            (unaudited)
                                                              June 30        March 31,
                                                                1997           1997
                                                                ----           ----
ASSETS:
Current Assets:
  Cash and cash equivalents                               $  2,094,002    $  2,758,219
  Accounts receivable, less allowances of $163,682
    and $78,161, respectively                               12,054,086      11,080,819
  Cost and estimated earnings in excess of billings
   on uncompleted contracts                                    887,276       1,513,808
  Inventories, net                                          11,619,082       9,897,925
  Prepaid expense and other                                    597,558         517,656
                                                          ------------    ------------
    Total Current Assets                                    27,252,004      25,768,427


  Property, plant and equipment, net                        17,254,930      10,627,764
  Other Assets                                               6,627,268       6,604,456
                                                          ------------    ------------
Total Assets                                              $ 51,134,202    $ 43,000,647
                                                          ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
  Bank line of credit                                     $ 10,555,346    $ 10,644,724
  Current portion of long-term debt                          2,462,039       1,607,629
  Accounts payable                                           9,696,682       6,640,781
  Accrued expense and other                                  4,065,323       3,747,301
                                                          ------------    ------------
    Total Current Liabilities                               26,779,390      22,640,435

Long-term debt, less current portion                        14,429,071      11,021,938
Other liabilities                                              582,435         595,636

SHAREHOLDERS' EQUITY:
  Preferred stock - $.05 par value, 1,000,000 shares
    authorized, 70,000 shares issued and outstanding
   (liquidation preference of $10 per share)                     3,500           3,500
  Common stock - $.05 par value, 15,000,000 authorized
  8,463,237 and 8,368,904 issued and outstanding               423,162         418,445
  Additional paid-in capital                                 8,125,520       7,918,233
  Retained Earnings                                            791,124         402,460
                                                          ------------    ------------
    Total Shareholders' Equity                               9,343,306       8,742,638
                                                          ------------    ------------
Total Liabilities and Shareholders' Equity                $ 51,134,202    $ 43,000,647
                                                          ============    ============

See notes to condensed consolidated financial statements.

                           CENTRUM INDUSTRIES,  INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                            For the three
                                                             months ended
                                                    June 30,              June 30,
                                                      1997                  1996
                                                      ----                  ----
  Sales                                        $    17,055,717        $   17,579,196

  Costs and expenses
    Cost of sales                                   12,391,988            12,754,415
    Depreciation                                       408,484               311,578
    Amortization                                       115,188               119,428
    Selling, general and
      administrative expenses                        2,985,021             3,195,837
                                               ---------------        --------------
                                                    15,900,681            16,381,258
                                               ---------------        --------------

  Operating income                                   1,155,036             1,197,938
                                               ---------------        --------------
  Other income and (expenses)
    Interest income                                     22,983                44,253
    Interest expenses                                 (591,715)             (574,355)
    Miscellaneous                                       15,961                10,428
                                               ---------------        --------------
                                                      (552,771)             (519,674)
                                               ---------------        --------------

  Income before income taxes                           602,265               678,264

  Provision for income                                 213,601               102,000
                                               ---------------        --------------

  Net income                                   $       388,664        $      576,264
                                               ===============        ==============
  Net income per common
    and common equivalent share                $          0.04        $         0.08
                                               ---------------        --------------
  Weighted average number of
    common and common equivalent
    shares outstanding                               9,211,924             7,114,299
                                               ===============        ==============


  See notes to condensed consolidated financial statements.

                            CENTRUM INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (UNAUDITED)

                                                                       For the three     For the three
                                                                        Months ended      Months ended
                                                                         June 30,           June 30,
                                                                           1997               1996
                                                                           ----               ----
Cash flows from operating activities:
  Net income                                                         $    388,664         $    576,264
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                                       523,672              431,006
      Deferred income taxes                                               158,540              112,387
  Changes in assets and liabilites that provide (use) cash:
      Accounts receivable                                                 190,326              719,955
      Cost and estimated earnings in excess of billings
       on uncompleted contracts                                           626,532             (459,113)
      Inventory                                                          (261,402)          (1,027,107)
      Prepaid expenses and other                                         (261,166)            (280,465)
      Accounts payable                                                    980,813           (1,137,359)
      Accrued expenses and other                                         (166,595)            (850,486)
      Customer deposits                                                     4,135              252,222
                                                                     ------------         ------------

Net cash provided by (used in) operating activities                     2,183,519           (1,662,696)
                                                                     ------------         ------------

Cash flows from investing activities:
  Investment in unconsolidated subsidiary                                  22,991                    0
  Purchase of property and equipment                                     (226,070)            (132,685)
  Purchase of Taylor, net of cash acquired and common stock issued     (6,808,437)                   0
                                                                     ------------         ------------
Net cash used in investing activities                                  (7,011,516)            (132,685)
                                                                     ------------         ------------

Cash flows from financing activities:
  Net proceeds (repayments) on short-term debt                            (89,377)           1,362,677
  Repayments of notes payable                                                   0             (243,037)
  Proceeds from Issuance of Debt                                        4,252,654                    0
  Proceeds from the issuance of common stock                                  503              555,351
  Other financing activities                                                    0              202,773
                                                                     ------------         ------------
Net cash provided by (used in) financing activities                     4,163,780            1,877,764
                                                                     ------------         ------------

Increase (decrease) in cash and cash equivalents                         (664,217)              82,383
Cash and cash equivalents at beginning of period                        2,758,219            2,100,749
                                                                     ------------         ------------

Cash and cash equivalents at end of period                           $  2,094,002         $  2,183,132
                                                                     ============         ============



See notes to condensed consolidated financial statements.

                            CENTRUM INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE A: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting principally of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results of operations for the three month periods ended June 30, 1997 and 1996. Accounting policies followed by the Company are described in Note 1 to the financial statements in its Annual Report on Form 10-K for the year ended March 31, 1997.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The condensed financial statements should be read in conjunction with the financial statements, including notes thereto, contained in the Company's Annual Report on Form 10-K for the year ended March 31, 1997.

The results of operations for the three months ended June 30, 1997, are not necessarily indicative of the results to be expected for the full year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Certain amounts within the subsequent year financial statements have been reclassified in order to be consistent with the current year presentation. In this document, years reflect the fiscal year ended March 31, unless otherwise noted.

NOTE B: COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS

Inventories consisted of the following at June 30, 1997 and March 31, 1997:


                                                                       June 30, 1997               March 31, 1997
                                                                       -------------               --------------
Raw Materials                                                          $   5,865,494               $   5,407,088
Work in Progress                                                           4,571,659                   3,834,537
Finished Goods                                                             1,181,929                     656,300
                                                                       -------------               -------------
Total Inventories                                                      $  11,619,082               $   9,897,925
                                                                       =============               =============

Other assets  consisted of the following at June 30, 1997 and March 31, 1997:

                                                                       June 30, 1997              March 31, 1997
                                                                       -------------             ---------------
Deferred Income Tax Benefits                                           $  2,672,360              $   2,830,901
Goodwill, less accumulated amortization of
$439,284 and $404,494, respectively                                       2,264,052                  2,298,842
Debt Issuance Costs, less accumulated
amortization of $601,220 and $520,822,                                      718,956                    805,630
respectively
Other Assets                                                                971,900                    669,083
                                                                       ------------              -------------
Total Other Assets                                                     $  6,627,268              $   6,604,456
                                                                       ============              =============

NOTE C: INCOME TAXES

Income taxes payable as of June 30, 1997 was $40,000 and none as of March 31, 1997.

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


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Centrum acquired substantially all of the assets of Taylor Forge International, Inc., through a subsidiary of McInnes, which is now known as Taylor Forge Company (Taylor) on June 4, 1997. This transaction was accounted for as a purchase and Taylor's operations have been included in the consolidated financial statements as part of the metal forming operations since that date.

CONSOLIDATED RESULTS

The Company's operations have been classified into four business segments: metal forming operations, material handling systems, motor production systems, and corporate office. The metal forming operations segment manufactures steel forgings for the power generation and compressor industries, steel seamless rolled rings for bearing, off-road construction manufacturers, oil and gas, mining and specialty machine manufacturers along with nonferrous castings for the glass container, pump and valve industries. The material handling equipment segment involves the design, manufacture and installation of material handling equipment for warehouse and distribution applications. The motor production systems segment involves the manufacture of armature winding machines and complete production systems for numerous complex manufacturing processes.

Summarized unaudited results of operations by business segment for the three month period ended June 30, 1997 and 1996 are as follows:

                                      Quarter ended                     Quarter ended
                                       June 30, 1997                    June 30, 1996

                                Dollars            Percent          Dollars          Percent
                                -------            -------          -------          -------
Sales
  Metal forming            $  12,503,780            73.31%        $ 11,689,731        66.50%
  Material handling            2,901,606            17.01%           3,924,990        22.33%
  Motor production             1,649,106             9.68%           1,964,475        11.17%
  Corporate                        1,225             0.00%                   0         0.00%
                           -------------           ------         ------------       ------
    Total sales            $  17,055,717           100.00%        $ 17,579,196       100.00%
                           =============           ======         ============       ======


Operating income (loss)
  Metal forming            $   1,236,551           107.06%        $  1,202,055       100.34%
  Material handling               39,151             3.39%              83,529         6.97%
  Motor Production               174,709            15.13%             123,062        10.27%
  Corporate                     (295,375)          (25.57%)           (210,708)      (17.59%)
                           -------------          -------         ------------      -------
Total operating            $   1,155,036           100.00%        $  1,197,938       100.00%
     income                =============          =======         ============      =======


Revenue is comparable to the prior year period on a consolidated basis. However, gross margins have decreased slightly from 25.7% for the first quarter of the prior year to 24.9% for the current year quarter. This has been offset by a reduction in the selling, general and administrative costs on a consolidated basis. As a result of this, operating income as a percentage of sales was 6.8% for both periods. Interest expense increased slightly due to the acquisition of Taylor. The effective tax rate utilized for the current period is 35% as compared to 15% in the prior year. Management does not anticipate tax benefits to be realized in fiscal 1998 to the extent experienced in fiscal 1997.

Management believes that both the short-term and long-term fundamentals of each of the Company's business segments remain sound. Backlogs in each business segment are stable and the mix of products will continue to support operating margins at the manufacturing segments. For these reasons, management believes that current trends in revenues and margins can be maintained during the remainder of this fiscal year.

METAL FORMING OPERATIONS

The metal forming operations sales increased over the comparable period of the prior year mainly due to the inclusion of Taylor in the current period's results. The gross margin rate of 25.6%, compared to 27.1% in the prior year period, decreased as a result of changes in the mix of products sold. In addition, selling, general and administrative costs decreased as a percentage of sales from 16.4% in the prior year period to 15.3% for current period. Continued emphasis on controls over fixed costs and increased sales contributed to this improvement. As a result of these items, the operating margin was 9.9% for the current quarter as compared to 10.3% in the comparable prior year period. Interest expense increased slightly during the period as a result of the debt related to the Taylor acquisition.

MATERIAL HANDLING SYSTEMS

Sales and operating income at the material handling systems segment have decreased compared to the corresponding prior year period. The decrease is primarily due to customer requested delivery reschedules from fiscal 1997 into the second and third quarters of fiscal 1998. Work on the largest project,
which had been rescheduled, was begun in July 1997.   Management anticipates
that work on the balance of the rescheduled jobs will begin in the second and third quarters of fiscal 1998. More effective cost controls resulted in a gross margin of 25.1% for the current quarter compared to 23.3% for the first quarter of 1997. Selling, general and administrative expenses were 22.5% of sales as compared to 20.3% in the prior year period. Although, selling, general and administrative expenses decreased in total amount, the decreased sales revenue covered a lesser portion of fixed costs. As a result of these items, operating margins were 1.7% in the first quarter of 1998 as compared to 2.2% in the prior year quarter. Management anticipates that the revenue stream and operating margins will benefit over the remaining quarters of the this year through the completion of orders rescheduled from the prior year.

MOTOR PRODUCTION SYSTEMS

Sales revenue decreased compared to the same quarter of the previous year as a result of the pricing for sales distributed through a marketing joint venture. The reduction in sales price is offset by reduced selling, general and administrative costs at the motor production systems segment. These costs have been reduced by utilizing the joint venture for marketing. For this reason, selling, general and administrative costs were 9.1% of sales for the first quarter of 1998 compared to 15.4% for the corresponding quarter of the prior year. Gross margin improvement coupled with fixed cost economies with the joint venture resulted in a 10.7% operating margin this year as compared to the 6.3% experienced in the prior year period.

CORPORATE OFFICE

Corporate administrative expenses increased primarily due to increased professional fees and additional administrative expenses associated with the overall growth of the business, however, these costs are comparable to the costs incurred during the most recent prior year quarter. Interest expense decreased at the corporate level, as a result of principal repayments of existing debt.

The number of common and common equivalent shares outstanding has increased as a result of the issuance of common shares pursuant to a Confidential Private Placement Memorandum (Private Placement) initiated on November 15, 1995 and completed on November 15, 1996. Please refer to the Form 10-K filed for the year ended March 31, 1997 for more detailed discussion of these matters.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities for the quarter ended June 30, 1997 totaled $2.2 million, as opposed to cash used by operations of $1.7 million in the prior year period. This improvement is a direct result of management's continued emphasis on enhancing the overall working capital position of the Company and comes in the midst of adding new debt related to the Taylor acquisition. Net income, taxes and depreciation and amortization kept pace with the prior year period providing $1.1 million in cash. In addition, the timing of payments to vendors and the reduction of costs and estimated earnings in excess of billing on uncompleted contracts contributed $1.6 million in cash during the current quarter.

The $6.9 million purchase price of Taylor was financed by debt agreements and the issuance of 94,000 shares of the Company's common stock. The purchase price is subject to adjustment through the issuance of up to 30,000 additional shares, or the return of the issued shares. Financing for the transaction was provided by an increase in the metal forming operations line of credit and a new term note. Approximately, $2.2 million was drawn on the line of credit and a $4 million, five year term note was obtained. Please refer to the Form 10-K filed for the year ended March 31, 1997 for a more detailed discussion of these matters.

The primary sources of funds available to the Company in 1998 for operations, planned capital expenditures and debt repayments include available cash, operating income and funds available under the line of credit agreement. Although the line of credit agreement places certain restrictions on the Company's ability to transfer cash between subsidiaries, management does not consider this restriction to be significant given the level of cash on hand at the individual subsidiaries and the existing and planned credit facilities.

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties, as described in the Form 10-K filed for the year-ended March 31, 1997, which could cause actual results to differ materially from those described in the forward-looking statements. As a result, the Company's operating results may fluctuate, especially when measured on a quarterly basis.

PART II - OTHER INFORMATION

A collectively bargained agreement with approximately 50 employees within the metal forming operations segment was reached on July 16, 1997. The terms of the agreement, which do not materially differ from those of the previous agreement, are for a five year period.



ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(B):  Reports on Form 8-K

On June 6, 1997 the Company filed a Form 8-K for the purpose of reporting the pending acquisition of substantially all the asset of Taylor Forge International, Inc.

On June 19, 1997 the Company filed a Form 8-K for the purpose of reporting the acquisition of substantially all the assets of Taylor Forge International, Inc. on June 4, 1997.

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




                                                     CENTRUM INDUSTRIES, INC.
                                                     ------------------------
                                                           (Registrant)




Date  August 13, 1997                                 By: /s/ Timothy M. Hunter
                                                         -----------------------
                                                         Timothy M. Hunter
                                                         Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit No.             Description
-----------             -----------

EX 10.30                Model Employee Stock Option Agreement

EX 10.31 Stock Option Agreement with Timothy M. Hunter dated July 21, 1997

EX 10.32 Stock Option Agreement with Anthony A. Montani dated July 21, 1997

EX 10.33 Amendment to Employment Agreement with George H. Wells executed June 27, 1997.

EX 27                   Financial Data Schedule