Form 10-Q
period 1997-09-30
CENTRUM INDUSTRIES INC
filed 1997-11-10
CIK 351127

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

(Mark one)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1997

                                       OR



[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934.


For the transition period from                 to
                               ---------------    --------------

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

                --------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X . No    .
    ---     ---
                     APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



           CLASS                                 OUTSTANDING at October 31, 1997
-----------------------------                    -------------------------------
Common Stock - $.05 Par Value                                8,403,501

                            CENTRUM INDUSTRIES, INC.

                                     INDEX






                                                                  Page
COVER                                                              1

INDEX                                                              2

PART I  - FINANCIAL INFORMATION

     ITEM 1: Financial Statements

             Condensed Consolidated Balance Sheets
             as of September 30, 1997 and March 31,1997.           3

             Condensed Consolidated Statements of
             Income for the three months and six months
             ended September 30, 1997 and 1996.                    4

             Condensed Consolidated Statements of
             Cash Flows for the six months ended
             September 30, 1997 and 1996.                          5

             Notes to Condensed Consolidation
             Financial Statements                                  6

     ITEM 2: Management's Discussion and Analysis of
             Financial Condition and Results of Operations         7



PART II - OTHER INFORMATION


     ITEM 4: Submission of matters to a vote of                    13
             Security holders

     ITEM 6: Exhibits and Reports on Form 8-K                      13


SIGNATURES                                                         14


PART 1:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                            CENTRUM INDUSTRIES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEET


                                                                         (unaudited)
                                                                        September 30,    March 31,
                                                                           1997            1997
ASSETS:
Current Assets:
  Cash and cash equivalents                                            $  1,573,285    $  2,758,219
  Accounts receivable, less allowances of $139,816
    and $78,161, respectively                                            13,127,601      11,080,819
  Cost and estimated earnings in excess of billings
   on uncompleted contracts                                               1,059,428       1,513,808
  Inventories, net                                                       10,841,480       9,897,925
  Prepaid expense and other                                                 449,760         517,656
                                                                       ------------     -----------
    Total Current Assets                                                 27,051,554      25,768,427

  Property, plant and equipment, net                                     16,950,150      10,627,764
  Other Assets                                                            6,436,950       6,604,456
                                                                       ------------     -----------
Total Assets                                                           $ 50,438,654    $ 43,000,647
                                                                       ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
  Bank line of credit                                                  $  9,952,431    $ 10,644,724
  Current portion of long-term debt                                       2,712,060       1,607,629
  Accounts payable                                                       10,744,245       6,640,781
  Accrued expense and other                                               3,240,097       3,747,301
                                                                       ------------     -----------
    Total Current Liabilities                                            26,648,833      22,640,435

Long-term debt, less current portion                                     13,892,429      11,021,938
Other liabilities                                                           366,844         595,636

SHAREHOLDERS' EQUITY:
  Preferred stock - $.05 par value, 1,000,000 shares
    authorized, 70,000 shares issued and outstanding
   (liquidation preference of $10 per share)                                  3,500           3,500
  Common stock - $.05 par value, 15,000,000 authorized
  8,403,501 and 8,368,904 issued and outstanding                            420,175         418,445
  Additional paid-in capital                                              7,992,849       7,918,233
  Retained Earnings                                                       1,114,023         402,460
                                                                       ------------     -----------
    Total Shareholders' Equity                                            9,530,547       8,742,638
                                                                       ------------     -----------
Total Liabilities and Shareholders' Equity                             $ 50,438,654    $ 43,000,647
                                                                       ============    ============

See notes to condensed consolidated financial statements.

                           CENTRUM INDUSTRIES,  INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                           For the three                     For the six
                                           months ended                      months ended
                                   September 30,   September 30,    September 30,    September 30,
                                        1997             1996             1997            1996
                                        ----             ----             ----            ----
Sales                              $ 18,784,087    $  16,854,151    $  35,839,805    $ 34,433,347

Costs and expenses
  Cost of sales                      13,634,994       12,723,694       26,032,693      25,478,109
  Depreciation                          459,950          295,445          868,802         607,023
                                   ------------    -------------    -------------    ------------
Gross Profit                          4,689,143        3,835,012        8,938,310       8,348,215

  Amortization                          120,257          121,348          235,446         240,776
  Selling, general and
    administrative expenses           3,405,645        2,995,763        6,385,526       6,191,600
                                   ------------    -------------    -------------    ------------
Operating income                      1,163,241          717,901        2,317,338       1,915,839

Other income and (expenses)
  Interest income                        14,663           86,418           37,646         130,671
  Interest expenses                    (713,646)        (524,462)      (1,305,360)     (1,098,817)
  Miscellaneous                          41,566           43,631           58,466          54,059
                                   ------------    -------------    -------------    ------------
                                       (657,417)        (394,413)      (1,209,248)       (914,087)
                                   ------------    -------------    -------------    ------------
Income before income taxes              505,824          323,488        1,108,090       1,001,752

Provision for income taxes              182,926           28,228          396,528         130,228
                                   ------------    -------------    -------------    ------------
Net income                         $    322,898    $     295,260    $     711,562    $    871,524
                                   ============    =============    =============    ============
Net income per common
  and common equivalent share      $       0.04    $        0.04    $        0.08    $       0.12
                                   ------------    -------------    -------------    ------------
Weighted average number of
  common and common equivalent
  shares outstanding                  9,197,773        7,787,076        9,174,276       7,445,760
                                   ============    =============    =============    ============


See notes to condensed consolidated financial statements.

                            CENTRUM INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (UNAUDITED)

                                                                                For the six          For the six
                                                                               Months ended         Months ended
                                                                               September 30,        September 30,
                                                                                   1997                 1996
                                                                                   ----                 ----
Cash provided by (used in) operating activities                               $   2,700,891        $  (3,659,091)

Cash flows from investing activities:
  Investment in unconsolidated subsidiary                                            82,173                    0
  Purchase of property and equipment                                               (413,074)            (223,713)
  Purchase of Taylor, net of cash acquired and common stock issued               (6,839,055)                   0
                                                                              -------------        -------------
Net cash used in investing activities                                            (7,169,956)            (223,713)
                                                                              -------------        -------------
Cash flows from financing activities:
  Net proceeds (repayments) on short-term debt                                     (692,293)           2,185,149
  Repayments of notes payable                                                       (25,078)          (1,342,010)
  Proceeds from issuance of debt related to the acquisition of Taylor             4,000,000                    0
  Proceeds from the issuance of common stock                                          1,502            1,594,801
                                                                              -------------        -------------
Net cash provided by (used in) financing activities                               3,284,131            2,437,940
                                                                              -------------        -------------
Increase (decrease) in cash and cash equivalents                                 (1,184,934)          (1,444,864)
Cash and cash equivalents at beginning of period                                  2,758,219            2,100,749
                                                                              -------------        -------------
Cash and cash equivalents at end of period                                    $   1,573,285        $     655,885
                                                                              =============        =============



See notes to condensed consolidated financial statements.

                          CENTRUM INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE A: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting principally of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results of operations for the three month and six month periods ended September 30, 1997 and 1996. Accounting policies followed by the Company are described in Note 1 to the financial statements in its Annual Report on Form 10-K for the year ended March 31, 1997.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The condensed financial statements should be read in conjunction with the financial statements, including notes thereto, contained in the Company's Annual Report on Form 10-K for the year ended March 31, 1997.

The results of operations for the three month and six month periods ended September 30, 1997, are not necessarily indicative of the results to be expected for the full year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Certain amounts within the subsequent year financial statements have been reclassified in order to be consistent with the current year presentation. In this document, years reflect the fiscal year ended March 31, unless otherwise noted.

NOTE B: COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS

Inventories consisted of the following at September 30, 1997 and March 31, 1997:



                        September 30, 1997           March 31, 1997
                        ------------------           --------------

Raw Materials             $ 5,832,038                  $5,407,088
Work in Progress            4,159,929                   3,834,537
Finished Goods                849,512                     656,300
                          -----------                  ----------
Total Inventories         $10,841,480                  $9,897,925
                          ===========                  ==========


Other assets consisted of the following at September 30, 1997 and March 31, 1997:


                                           September 30, 1997      March 31, 1997
                                           ------------------      --------------
Deferred Income Tax Benefits                   $2,579,856            $2,830,901
Goodwill, less accumulated amortization of
$614,881 and $404,494, respectively             2,229,262             2,298,842
Debt Issuance Costs, less accumulated
amortization of $500,002 and $520,822,            692,652               805,630
respectively
Other Assets                                      935,180               669,083
                                               ----------            ----------
Total Other Assets                             $6,436,950            $6,604,456
                                               ==========            ==========


NOTE C: ACQUISITIONS

Centrum acquired substantially all of the assets of Taylor Forge International, Inc., on June 4, 1997 through a subsidiary of McInnes Steel Company, the subsidiary is now known as Taylor Forge Company (Taylor). This transaction was accounted for as a purchase and Taylor's operations have been included in the consolidated financial statements as part of the metal forming operations since that date.

The following unaudited pro forma results of operations assume the acquisition of Taylor discussed above occurred on April 1, 1996. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on April 1, 1996, or results which may occur in the future.


                                   Six Months Ended
                                   September 30
                                     1997          1996
                                   --------      --------
Net Sales                          $37,047,920   $39,500,347
Net Income from continuing
 operations                        $   555,231   $   144,954
Net Income from continuing
 operations per common share       $       .06   $       .02




NOTE D: SUBSEQUENT ACQUISITIONS

On November 5, 1997, Centrum acquired substantially all of the assets of Northern Steel, Inc., through an American Handling, Inc. subsidiary, the
subsidiary is now known as Northern Steel Company (Northern).   Northern
Steel's 1996 sales totaled $20.8 million, with $5.8 million in total assets at
year-end.   Northern supplies shelving, racks, conveyors, and other storage and distribution equipment as components of material handling systems. The purchase price of approximately $2.8 million was funded by a draw of $1.5 million on a newly instituted line of credit with Huntington National Bank
(Bank) at the material handling systems segment and $1.3 million in cash. The terms of the new line of credit at the material handling systems segment are similar to the terms of the existing line of credit with the Bank at the metal forming operations group. Please see the 10-K filed for the fiscal year ending March 31, 1997 for a detailed discussion of those terms. This transaction was accounted for as a purchase and Northern's operations will be included in the consolidated financial statements as part of the material handling segment as of the acquisition date.

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


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

The Company's operations have been classified into four business segments: metal forming operations, material handling systems, motor production systems, and corporate office. The metal forming operations segment manufactures steel forgings for the power generation and compressor industries, steel seamless rolled rings for bearing, off-road construction manufacturers, oil and gas, mining and specialty machine manufacturers, along with nonferrous castings for the glass container, pump and valve industries. The material handling equipment segment involves the design, manufacture and installation of material handling equipment for warehouse and distribution applications. The motor production systems segment involves the manufacture of armature winding machines and complete production systems for numerous complex manufacturing processes.

Summarized unaudited results of operations by business segment for the three month and six month periods ended September 30, 1997 and 1996 are as follows:




                          Quarter Ended                    Quarter Ended
                        September 30, 1997               September 30, 1996
                       Dollars         Percent         Dollars        Percent
                       -------         -------         -------        -------
  Sales
    Metal forming        $12,807,674      68.18%      $10,968,062     65.08%
    Material handling      4,779,761      25.45%        3,976,215     23.59%
    Motor production       1,195,563       6.36%        1,909,874     11.33%
    Corporate                  1,089       0.01%                0      0.00%
                         -----------     ------       -----------    ------
      Total sales        $18,784,087     100.00%      $16,854,151    100.00%
                         ===========     ======       ===========    ======




  Operating income (loss)
    Metal forming        $1,226,284      105.42%      $   848,035    118.13%
    Material handling       186,732       16.05%            3,292      0.46%
    Motor production         43,287        3.72%          110,303     15.36%
    Corporate              (293,062)     (25.19%)        (243,729)   (33.95%)
                         ----------      ------       -----------    ------
Total operating          $1,163,241      100.00%      $   717,901    100.00%
    income               ==========      ======       ===========    ======



                                    Six Months Ended                                        Six Months Ended
                                   September 30, 1997                                      September 30, 1996
                         Dollars                      Percent                     Dollars                      Percent
                         -------                      -------                     -------                      -------
Sales
 Metal forming           $25,311,453                  70.62%                      $22,657,793                  65.80%
 Material handling         7,681,367                  21.43%                        7,901,205                  22.95%
 Motor production          2,844,669                   7.94%                        3,874,349                  11.25%
 Corporate                     2,316                   0.01%                                0                   0.00%
                         -----------                 ------                       -----------                 ------
   Total sales           $35,839,805                 100.00%                      $34,433.437                 100.00%
                         ===========                 ======                       ===========                 ======



Operating income (loss)
 Metal forming           $ 2,461,895                 106.24%                      $ 2,050,090                 107.01%
 Material handling           225,883                   9.75%                           86,821                   4.53%
 Motor production            217,996                   9.41%                          233,365                  12.18%
 Corporate                  (588,436)                (25.39%)                        (454,437)                (23.72%)
                         -----------                 ------                       -----------                 ------
Total operating          $ 2,317,338                 100.00%                      $ 1,915,839                 100.00%
     income              ===========                 ======                       ===========                 ======



Consolidated revenues have increased over the comparable prior year periods (11% for the quarter and 4% year-to-date) primarily as a result of the inclusion of the Taylor operations. The inclusion of Taylor has also resulted in an increase in depreciation expense over the comparable prior year periods. Gross Profit increased from 22.8% in the prior year quarter to 25.0% in the current quarter, raising the year-to-date gross profit from 24.2% to 24.9% in the current fiscal year. This increase in gross profit is primarily the result of a more profitable product mix at each of the segments, coupled with
continued focus on cost controls.    Operating income, on a consolidated basis,
as a percentage of sales, increased to 6.2% in the current quarter and year-to-date compared to 4.3% and 5.6% in the respective prior year periods as a result of the favorable gross profit performance. Pretax income for the quarter under review was also impacted by the gross profit improvement rising to 2.7% of sales in the current quarter, from 1.97% in the prior year.

The effective tax rate utilized for the current year quarter and year-to-date provision is 35%, as compared to 13% in the prior year period. Please see the 10-K filed for the fiscal year ending March 31, 1997 for a detailed discussion of tax benefits recognized during the prior year. Management does not anticipate tax benefits to be realized in fiscal 1998 to the extent experienced in fiscal 1997.

Net income for the quarter and year-to-date was $322,898 and $711,562 respectively, as compared to $295,260 and $871,524 in the prior year results of operations. However, as discussed above, the prior year operating results were impacted by the recognition of certain tax benefits in the amounts of $84,978 for the prior year quarter and $220,386 in the prior year-to-date results. Management views these tax benefits recorded in the prior year as nonrecurring items. Excluding these nonrecurring tax items, net income increased by $112,616 for the quarter and $60,424 for the year-to-date. The following table summarizes these calculations:

                                        After Tax
                          -----------------------------------------

                               Quarter Ended      Six Months Ended
                               September 30         September 30
                              1997       1996      1997     1996
                          -----------  --------  --------  --------
Net Income                 $322,898     $295,260  $711,562  $871,524

Nonrecurring
Income Tax
Benefit                          --       84,978        --   220,386
                           --------     --------  --------  --------

Net Income Excluding
the above Item             $322,898     $210,282  $711,562  $651,138
                           ========     ========  ========  ========




Management believes that both the short-term and long-term fundamentals of each of the Company's business segments remain sound. Backlogs in each business segment are stable and the mix of products will continue to support operating margins at the manufacturing segments. For these reasons, management believes that current consolidated trends in revenues and margins can be maintained during the remainder of this fiscal year.

METAL FORMING OPERATIONS

Sales for the Metal Forming Operations increased over the prior year by 16.7% in the current quarter and 11.7% in the year-to-date period as a result of the inclusion of Taylor in the results of operations. The gross margin also increased during the current quarter from 24.3% in the prior to 26.4% as a result of an improvement in the mix of products sold and continued emphasis on reducing manufacturing costs throughout the segment. Year-to-date gross margin is 26.0% compared to 25.8% in the prior year. Operating Income in the current year quarter and year-to-date results improved by $378,249 to 9.6% and $411,805 to 9.7% respectively. Taylor contributed $188,727 and $236,449 of the improvement to operating income in the current quarter and year-to-date results respectively. The remaining increase in operating income was due to the improved gross margin recognized throughout the segment.

MATERIAL HANDLING SYSTEMS

Sales and operating income increased substantially at the material handling segment during the current quarter. Sales increased by $803,546 or 20.2% as compared to the prior year quarter, while sales for the year-to-date period are
comparable.   This increase is partially attributable to work performed in the second quarter on jobs rescheduled by the customer from the first quarter.
Gross margins improved at this segment, rising to 21.7% from 20.5% in the prior year quarter, and 22.9% from 21.9% in the year-to-date comparison. This improvement in gross margin was due to a strong mix of products sold during the period, and improvement in cost controls. Selling, general and administrative expense as a percentage of sales decreased to 17.0% in the current quarter as compared to 19.6% in the prior year, primarily as a result of the significant increase in revenue during the quarter. However, SG&A remains level when compared to sales on a year-to-date basis. Operating income for the segment rose to

$186,732 or 3.9% from $3,292 or .1% in the prior year quarter, and to $225,883 or 2.9% from $86,821 or 1.1% in the year-to-date comparison.

MOTOR PRODUCTION SYSTEMS

Sales decreased at the motor production system segment by 37.4% for the quarter and 26.5% in the year-to-date results. This reduction is primarily the result of a shift in product mix at the segment. The prior year revenue stream was benefited by several larger orders received by the segment. The current shift in product mix is toward smaller orders which generally have a higher gross margin. As a result of this, gross margins increased to 23.2% for the quarter and 21.3% in the year-to-date results as compared to 18.4% and 20.1% in the respective prior year periods. The reduced volume was not entirely offset by the gross margin performance in the current quarter as operating margins slipped to 3.6% from 5.8% in the prior year. However, year-to-date operating income is comparable at $217,996 or 7.7% as compared to $233,365 or 6% for the prior year. Management expects that the results of the motor production systems for the second half of the current fiscal year will be comparable to the results of the first half.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities for the six months ended September 30, 1997 totaled $2.7 million, as opposed to cash used by operations of $3.7 million in the prior year period. This improvement is a direct result of management's continued emphasis on enhancing the overall working capital position of the Company and comes in the midst of adding new debt related to the Taylor acquisition. Net income adjusted for taxes and depreciation and amortization provided $2.1 million in cash as compared to $1.8 million in the prior year evidencing the favorable benefit of current trends in operating income.

The $6.9 million purchase price of Taylor was financed by the issuance of 33,264 shares of the Company's common stock and an increase in the metal forming operations line of credit and a new term note. Approximately, $2.2 million was drawn on the line of credit and a $4 million, five year term note was obtained. Please refer to the Form 10-K filed for the year ended March 31, 1997 for a more detailed discussion of these matters.

On November 5, 1997, Centrum acquired substantially all of the assets of Northern Steel, Inc., through an American Handling, Inc. subsidiary, which will operate as Northern Steel Company (Northern). The purchase price of approximately $2.8 million was funded by a draw of $1.5 million on a newly instituted line of credit with Huntington National Bank (Bank) at the material handling systems segment and $1.3 million in cash. The terms of the new line of credit at the material handling systems segment are similar to the terms of the existing line of credit with the Bank at the metal forming operations group. Please see the 10-K filed for the fiscal year ending March 31, 1997 for a detailed discussion of those terms.

The primary sources of funds available to the Company in the fiscal year 1998 for operations, planned capital expenditures and debt repayments include available cash, operating income and funds available under the line of credit agreement. Although the line of credit agreement places certain restrictions on the Company's ability to transfer cash between subsidiaries, management does not consider this restriction to be significant given the level of cash on hand at the individual subsidiaries and the existing credit facilities. Approximately $11.5 million of the company's debt matures in April of 1999. The sources of funds discussed above will not be sufficient to satisfy this maturity. However, management intends to either replace this facility prior to maturity or renegotiate the existing facility with the bank prior to maturity. Management believes that, with the exception discussed above, sufficient funds for operations, debt repayments and acquisitions can be raised through cash flows generated by the operating subsidiaries, funds available under the line of credit agreement, and sales of the Company's securities.

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

OTHER MATTERS

The material handling segment is currently party to an agreement with its landlord whereby the landlord has agreed to make a cash payment to the segment should the landlord be successful in negotiating the sale of the property. Management believes that this transaction, if consummated, could have a material impact on the results of operations in the future. The pretax amount of the gain could range from $300,000 to $400,000, and may vary based upon many factors yet to be determined. Management is not certain if or when this transaction will be consummated in the future.

PART II - OTHER INFORMATION

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held on October 2, 1997, the following proposal was adopted by the margin indicated:

1. The election of eight (8) directors to serve a one (1) year term or until their successor shall have been appointed and qualified.



                                                       Number of Shares
                                                ------------------------------

                                                For         Against    Abstain
                                                ---         -------    -------
                        George H. Wells         7,630,130       500    143,023
                        William C. Davis        7,589,680    48,000    136,023
                        Robert J. Fulton        7,630,130       500    143,023
                        David L. Hart           7,630,130       500    143,023
                        Richard C. Klaffky      7,630,130       -      143,023
                        Mervyn H. Manning       7,630,130       -      143,023
                        David R. Schroder       7,630,130       -      143,023
                        Thomas E. Seiple        7,629,630       500    143,023





ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(B):  Reports on Form 8-K

On October 7, 1997 the Company filed a Form 8-K for the purpose of reporting the pending acquisition of substantially all the assets of Northern Steel, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                CENTRUM INDUSTRIES, INC.
                                                ------------------------
                                                      (Registrant)






Date November 10, 1997                          By: /s/ Timothy M. Hunter
     -----------------                          -------------------------
                                                    Timothy M. Hunter
                                                    Chief Financial Officer

                                 EXHIBIT INDEX




Exhibit No.                             Description
-----------                             -----------

EX 27                                   Financial Data Schedule