Form 10-Q
period 1997-12-31
CENTRUM INDUSTRIES INC
filed 1998-02-17
CIK 351127

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                         to
                               -----------------------    ---------------------
Commission file number  0-9607
                        ------
                            CENTRUM INDUSTRIES, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                         34-1654011
       --------                                         ----------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

6135 Trust Drive, Suite 104A, Holland, Ohio             43528
-------------------------------------------             -----
(Address of principal executive offices)             (Zip code)

                                 (419) 868-3441
                                 --------------
(Registrant's telephone number, including area code)

       ---------------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X.   No   .
   ---     ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         CLASS                              OUTSTANDING at February 14, 1998
-----------------------------               --------------------------------
Common Stock - $.05 Par Value                         8,403,501

                            CENTRUM INDUSTRIES, INC.

                                      INDEX

                                                                           Page

COVER                                                                       1

INDEX                                                                       2

PART   I  -   FINANCIAL INFORMATION

         ITEM 1:  Financial Statements

                  Condensed Consolidated Balance Sheets

                  as of December 31, 1997 and March 31,1997.                3

                  Condensed Consolidated Statements of
                  Income for the three months and nine months
                  ended December 31, 1997 and 1996.                         4

                  Condensed Consolidated Statements of
                  Cash Flows for the nine months ended

                  December 31, 1997 and 1996.                               5
                  Notes to Condensed Consolidated
                  Financial Statements                                      6

         ITEM 2:  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             10



PART II - OTHER INFORMATION

         ITEM 6:  Exhibits and Reports on Form 8-K                          15


SIGNATURES                                                                  16

PART 1:  FINANCIAL INFORMATION
ITEM  1.  FINANCIAL STATEMENTS


                            CENTRUM INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                December 31   March 31,
                                                                                  1997          1997
                                                                                -----------   ---------
ASSETS:
Current Assets:
 Cash and cash equivalents                                                     $   882,251   $ 2,758,219
 Accounts receivable, less allowances of $139,816
  and $78,161, respectively                                                     16,270,112    11,080,819
 Cost and estimated earnings in excess of billings
  on uncompleted contracts                                                         167,920     1,513,808
 Inventories, net                                                               11,940,951     9,897,925
 Prepaid expense and other                                                         827,834       517,656
                                                                               -----------   -----------
   Total Current Assets                                                         30,089,068    25,768,427

 Property, plant and equipment, net                                             17,138,799    10,627,764
 Other Assets                                                                    6,655,948     6,604,456

                                                                               -----------   -----------
Total Assets                                                                   $53,883,815   $43,000,647
                                                                               ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
 Bank line of credit                                                           $12,742,641   $10,644,724
 Current portion of long-term debt                                               2,712,060     1,607,629
 Accounts payable                                                               11,670,901     6,640,781
 Accrued expense and other                                                       4,078,471     3,747,301
                                                                               -----------   -----------
  Total Current Liabilities                                                     31,204,073    22,640,435

Long-term debt, less current portion                                            12,265,160    11,021,938
Other liabilities                                                                  585,964       595,636

SHAREHOLDERS' EQUITY:
 Preferred stock - $.05 par value, 1,000,000 shares
  authorized, 70,000 shares issued and outstanding
  (liquidation preference of $10 per share)                                          3,500         3,500
 Common stock - $.05 par value, 15,000,000 authorized
   8,403,501 and 8,368,904 issued and outstanding                                  420,175       418,445
 Additional paid-in capital                                                      7,992,849     7,918,233
 Retained Earnings                                                               1,412,094       402,460
                                                                               -----------   -----------
  Total Shareholders' Equity                                                     9,828,618     8,742,638

                                                                               -----------   -----------
Total Liabilities and Shareholders' Equity                                     $53,883,815   $43,000,647
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

                            CENTRUM INDUSTRIES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                                                  For the three                 For the nine
                                                                  months ended                  months ended

                                                          December 31    December 31    December 31      December 31
                                                             1997          1996            1997             1996
                                                             ----          ----            ----             ----

Sales                                                   $20,988,035     $17,973,545     $56,827,840     $52,406,892

Costs and expenses

 Cost of sales                                           15,816,969      13,513,115      41,878,419      38,991,224
 Depreciation                                               503,863         290,314       1,372,665         897,337
                                                       ------------    ------------    ------------    ------------
Gross Profit                                              4,667,203       4,170,116      13,576,756      12,518,331

Amortization                                                118,992         143,687         354,438         384,463
Selling, general and
 administrative expenses                                  4,128,553       2,888,967      10,514,079       9,080,567
                                                       ------------    ------------    ------------    ------------

Operating income                                            419,658       1,137,462       2,708,239       3,053,301

 Other income and (expenses)

 Interest income                                             18,060          16,704          55,706         147,375
 Interest expenses                                         (735,687)       (631,604)     (2,041,047)     (1,730,421)
 Gain on sale of contractual right                          744,736                         744,736
 Miscellaneous                                               27,183          36,096          85,649          90,155
                                                       ------------    ------------    ------------    ------------
                                                             54,292        (578,804)     (1,154,956)     (1,492,891)
                                                       ------------    ------------    ------------    ------------

Income before income taxes                                  473,950         558,658       1,553,283       1,560,410

Provision (benefit) for income taxes                        147,122        (452,478)        543,650        (322,250)
                                                       ------------    ------------    ------------    ------------

Net income                                             $    326,828    $  1,011,136    $  1,009,633    $  1,882,660
                                                       ============    ============    ============    ============


Basic Earnings per share                               $       0.04    $       0.13    $       0.12    $       0.26
                                                       ------------    ------------    ------------    ------------

Weighted average number of

 common shares outstanding                                8,446,286       7,868,931       8,421,839       7,144,987
                                                       ============    ============    ============    ============

Diluted Earnings per share                             $       0.04    $       0.13    $       0.12    $       0.26
                                                       ------------    ------------    ------------    ------------

Weighted average number of
 common and common equivalent
 shares outstanding                                       8,666,286       8,045,950       8,653,104       7,322,895
                                                       ============    ============    ============    ============



     See notes to condensed consolidated financial statements.

                                 CENTRUM INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                 (UNAUDITED)

                                                                        For the nine     For the nine
                                                                        Months ended     Months ended
                                                                        December 31,     December 31,
                                                                           1997             1996
                                                                           ----             ----


Cash provided by (used in) operating activities                           $ 3,205,738    $(3,657,050)

Cash flows from investing activities:

  Investment in unconsolidated subsidiary                                    (221,479)             0
  Proceeds from sale of contractual right                                     776,965              0
  Purchase of property and equipment                                         (693,589)      (549,690)
  Purchase of Taylor, net of cash acquired and common stock issued         (6,839,055)             0
  Purchase of Northern,  net of cash acquired                              (2,414,964)             0
                                                                          -----------    -----------
Net cash used in investing activities                                      (9,392,122)      (549,690)
                                                                          -----------    -----------

Cash flows from financing activities:

  Net proceeds (repayments) on short-term debt                                532,865      2,815,811
  Repayments of notes payable                                              (1,788,049)    (1,754,100)
  Proceeds from Issuance of Debt related to the acquisition of Taylor       4,000,000              0
  Proceeds from Issuance of Debt related to the acquisition of Northern     1,565,100              0
  Proceeds from the issuance of common stock                                      500      2,679,867
                                                                          -----------    -----------
Net cash provided by (used in) financing activities                         4,310,416      3,741,578
                                                                          -----------    -----------

Increase (decrease) in cash and cash equivalents                           (1,875,968)      (465,162)
Cash and cash equivalents at beginning of period                            2,758,219      2,100,749
                                                                          -----------    -----------

Cash and cash equivalents at end of period                                $   882,251    $ 1,635,587
                                                                          ===========    ===========



See notes to condensed consolidated financial statements.

                            CENTRUM INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE A: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting principally of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results of operations for the three month and nine month periods ended December 31, 1997 and 1996. Accounting policies followed by the Company are described in Note 1 to the financial statements in its Annual Report on Form 10-K for the year ended March 31, 1997.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The condensed financial statements should be read in conjunction with the financial statements, including notes thereto, contained in the Company's Annual Report on Form 10-K for the year ended March 31, 1997.

The results of operations for the three month and nine month ended December 31, 1997, are not necessarily indicative of the results to be expected for the full year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Certain amounts within the subsequent year financial statements have been reclassified in order to be consistent with the current year presentation. In this document, years reflect the fiscal year ended March 31, unless otherwise noted.

NOTE B: COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS

Inventories consisted of the following at December 31, 1997 and March 31, 1997:



                               December 31, 1997      March 31, 1997
                               -----------------     --------------

Raw Materials                   $ 6,826,897            $5,407,088
Work in Progress                  4,490,950             3,834,537
Finished Goods                      623,104               656,300
                                -----------           -----------
Total Inventories               $11,940,951            $9,897,925
                                ===========           ===========


Other assets consisted of the following at December 31, 1997 and March 31, 1997:


                                        December 31, 1997   March 31, 1997
                                        -----------------   --------------
Deferred Income Tax Benefits                 $3,005,052       $2,830,901
Goodwill, less accumulated amortization of
$508,865 and $404,494, respectively           2,194,472        2,298,842
Debt Issuance Costs, less accumulated
amortization of $770,884 and $520,822,          625,226          805,630
respectively
Other Assets                                    831,198          669,083
                                             ----------       ----------
Total Other Assets                           $6,655,948       $6,604,456
                                             ==========       ==========


NOTE C: ACQUISITIONS


Centrum acquired substantially all of the assets of Taylor Forge International, Inc., on June 4, 1997, through a subsidiary of McInnes Steel Company, the subsidiary is now known as Taylor Forge Company (Taylor). This transaction was accounted for as a purchase and Taylor's operations have been included in the consolidated financial statements as part of the metal forming operations since that date.

Centrum acquired substantially all of the assets and certain liabilities of Northern Steel, Inc., (NSI), on November 5, 1997, through an American Handling, Inc. subsidiary, the subsidiary is now known as Northern Steel Company (Northern). Northern supplies shelving, racks, conveyors, and other storage and distribution equipment as components of material handling systems. The purchase price of approximately $2.4 million was funded by a draw of $1.5 million on a newly instituted line of credit with Huntington National Bank
(Bank) at the material handling systems segment and $1.4 million in cash. Subsequent to the closing, a purchase price adjustment of $466,495 was reimbursed to the Company by the seller. The purchase price adjustment was based upon changes in the closing net worth of NSI as determined by the purchase agreement. The terms of the new line of credit at the material handling systems segment are similar to the terms of the existing line of credit with the Bank at the metal forming group. Please see the 10-K filed for the fiscal year ending March 31, 1997 for a detailed discussion of those terms. This transaction was accounted for as a purchase and Northern's operations have been included in the consolidated financial statements as part of the material handling segment since the acquisition date.

The following unaudited pro forma results of operations assume the acquisition of Taylor and Northern as discussed above occurred on April 1, 1996. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on April 1, 1996, or results which may occur in the future.


                                                    Nine Months Ended
                                                        December 31

                                              1997                  1996
                                           -----------          -----------
Net Sales                                  $68,365,022          $74,889,473
Net Income from continuing operations      $   572,011          $ 1,098,191
Basic Earnings per share                   $       .07          $       .15
Diluted Earnings per share                 $       .06          $       .14



NOTE D: INCOME PER COMMON AND COMMON EQUIVALENT SHARE

All earnings per share amounts reflect the implementation of Statement of Financial Accounting Standards No. 128 "Earnings per Share" (SFAS 128). SFAS 128 established new standards for computing and presenting earnings per share and requires all prior period earnings per share data be restated to conform with the provisions of the statements. Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation plus the number of shares of common stock that would be issued assuming all contingently issuable shares having a dilutive effect on earnings per share were outstanding for the period.

                                  For  the three            For the nine
                                   months ended              months ended
                             December 31  December 31  December 31  December 31
                                1997        1996         1997          1996
                           -------------  -----------  -----------  ------------
Numerator:

Net Income (Basic
  and Diluted)             $  326,828   $1,011,136   $1,009,633   $1,882,660
                           ==========   ==========   ==========   ==========

Denominator:

Weighted average            8,446,286    7,868,931    8,421,839    7,144,987
  common shares
  outstanding (Basic)

Dilutive common               220,000      177,019      231,265      177,908
  stock equivalents

Weighted average
  common shares and
  outstanding and common
  stock equivalents

                           ----------   ----------   ----------   ----------
  (Diluted)                 8,666,286    8,045,950    8,653,104    7,322,895
                           ==========   ==========   ==========   ==========


Basic Earnings
  per share                $     0.04   $     0.13   $     0.12   $     0.26
                           ==========   ==========   ==========   ==========

Diluted Earnings
  per share                $     0.04   $     0.13   $     0.12   $     0.26
                           ==========   ==========   ==========   ==========


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

The Company's operations have been classified into four business segments: metal forming operations, material handling systems, motor production systems, and corporate office. The metal forming operations segment manufactures steel forgings for the power generation and compressor industries, steel seamless rolled rings for bearing, off-road construction manufacturers, oil and gas, mining and specialty machine manufacturers, along with nonferrous castings for the glass container, pump and valve industries. The material handling systems segment involves the design, manufacture, supply, and installation of material handling equipment for warehouse and distribution applications. The motor production systems segment involves the manufacture of armature winding machines and complete production systems for numerous complex manufacturing processes.

Summarized unaudited results of operations by business segment for the three month and nine month periods ended December 31, 1997 and 1996 are as follows:

                                                                Quarter Ended              Quarter Ended
                                                               December 31, 1997         December 31, 1996
                                                            Dollars        Percent       Dollars    Percent
                                                            -------        -------       -------    -------
Sales
  Metal forming                                          $12,476,421        59.45%  $11,671,959        64.94%
  Material handling                                        7,135,634        34.00%    3,888,480        21.63%
  Motor production                                         1,374,948         6.55%    2,405,863        13.39%
  Corporate                                                    1,032         0.00%        7,243         0.04%
                                                         -----------       ------   -----------       ------
      Total sales                                        $20,988,035       100.00%  $17,973,545       100.00%
                                                         ===========       ======   ===========       ======

Operating income (loss)

  Metal forming                                          $   776,858       185.12%  $   993,958        87.38%
  Material handling                                         (101,750)      -24.25%      135,097        11.88%
  Motor production                                           106,918        25.48%      270,988        23.82%
  Corporate                                                 (362,368)      (86.35%)    (262,581)      (23.08%)
                                                         -----------       -------  -----------       ------
Total operating  income                                  $   419,658       100.00%  $ 1,137,462       100.00%
                                                         ===========       ======   ===========       ======

                                            Nine Months Ended        Nine Months Ended
                                            December 31, 1997        December 31, 1996
                                       Dollars          Percent    Dollars        Percent
                                       -------          -------    -------        -------
Sales
  Metal forming                       $37,787,874        66.50%  $34,329,752         65.51%
  Material handling                    14,817,001        26.07%   11,789,685         22.50%
  Motor production                      4,219,617         7.43%    6,280,212         11.98%
  Corporate                                 3,348         0.01%        7,243          0.01%
                                      -----------       ------   -----------        ------
     Total sales                      $56,827,840       100.00%  $52,406.892        100.00%
                                      ===========       ======   ===========        ======
Operating income (loss)

  Metal forming                       $ 3,238,752       119.59%  $ 3,044,048         99.70%
  Material handling                       124,133         4.58       221,918          7.27%
  Motor production                        296,158        10.94%      504,353         16.52%
  Corporate                              (950,804)      (35.11%)    (717,018)       (23.48%)
                                      -----------       ------   -----------        ------
 Total operating income               $ 2,708,239       100.00%  $ 3,053,301        100.00%
        income                        ===========       ======   ===========        ======

Consolidated revenues have increased over the comparable prior year periods (16.8% for the quarter and 8.4% year-to-date) primarily as a result of the inclusion of Taylor and Northern in the operating results. The inclusion of Taylor and Northern has also resulted in an increase in depreciation expense over the comparable prior year periods. Gross Profit changed from 23.2% in the prior year quarter to 22.2% in the current quarter, primarily as a result of reduced margins in the material handling segment. Margins in the material handling segment have been impacted by a $6 million order, which is projected to under perform through the remainder of the project term. The project is expected to be completed in the current fiscal year. Operating income decreased to 2.0% of sales in the current quarter as opposed to 6.3% in the prior year quarter and 4.8% versus 5.8% in the comparable year-to-date results. This reduction in operating income has been caused primarily by the inclusion of Taylor and Northern in the current period operating results, combined with underperformance in gross margins at the material handling segment and lower revenues at the motor production segment. Other income for the quarter was strengthened by a $744,736 gain at the material handling segment. The gain was created by the relinquishment of a contractual right to purchase the building leased by AHI, upon the sale of the property to a third party. The realization of similar gains as a component of other income is not expected to be a continuing trend in future quarters.

The effective tax rate utilized for the current year-to-date provision is 35%, as compared to a net tax benefit rate of 21% in the comparable prior year period. Please see the 10-K filed for the fiscal year ending March 31, 1997 for a detailed discussion of tax benefits recognized during the prior year. Management does not anticipate tax benefits to be realized in fiscal 1998 to the extent experienced in fiscal 1997.

Net income for the quarter and year-to-date was $326,828 and $1,009,633 respectively, as compared to $1,011,136 and $1,882,660 in the prior year results of operations. However, as discussed above, the prior year operating results were impacted by the recognition of certain tax benefits in the amounts of $648,008 for the prior year quarter and $868,394 in the prior year-to-date results. Management views these tax benefits recorded in the prior year as nonrecurring items. Excluding these nonrecurring tax items, net income would have been $363,128 for the prior year quarter and $1,014,266 for the prior year-to-date results.

Management believes that both the short-term and long-term fundamentals of each of the Company's business segments remain sound. The Company has completed two strategic acquisitions (Taylor and Northern) during the current fiscal year, both of which will enhance the long term prospects of the metal forming and material handling segments. Management feels that the integration of these companies into the operating segments will continue into the beginning of the next fiscal year. The current trend in revenue and operating income is expected to improve during the fourth quarter as management continues to integrate the newly acquired companies into existing operations and the metal forming segment revenue stream realizes the benefit of stronger backlogs.

METAL FORMING OPERATIONS

Sales for the Metal Forming Operations increased over the prior year by 6.9% in the current quarter and 10.1% in the year-to-date period as a result of the inclusion of Taylor in the results of operations. Year-to-date gross margin is 24.9% for both the current and prior year. Operating income in the current quarter decreased to 6.2% as compared to 8.5% in the prior year. This includes an operating loss for Taylor of $74,901 in the current quarter. Excluding the Taylor results, operating income would have been 8.3% of sales in the current quarter.

Pretax income for the segment fell to 2% of sales versus 5.3% in the prior year quarter and 4.8% as compared to 6.1% in the comparable year to date results. Pretax income was 5.1% for the quarter and 6.3% for the year excluding the Taylor results of operations. Taylor is expected to continue to have a similar effect on pretax income during the fourth quarter as the Company completes the integration of Taylor into its rolled ring operations. Future results are expected to improve at Taylor as the Company completes its plan to reduce fixed costs and enhance marketing efforts at the newly acquired business. Backlogs continue to improve at the metal forming segment, rising over 40% from $12 million at the beginning of the fiscal year, to over $17 million entering the fourth quarter. Management expects the fourth quarter revenue stream to begin to benefit from the improved backlogs.

MATERIAL HANDLING SYSTEMS

Sales increased at the material handling segment during the current quarter and year-to-date results primarily as a result of the inclusion of Northern. However, gross margin decreased at this segment to 20.7% from 23.7% in the prior year quarter, and 21.8% from 22.5% in the year-to-date comparison. Excluding the results of Northern, gross margin in the current quarter and year-to-date results would have been 18.1% and 20.8% respectively. The primary reason for the reduction in gross margin is the underperformance of a $6 million installation project at American Handling, Inc. (AHI). The project represents an entry for the company into a new market and will continue to impact margins until its completion during the fourth quarter. Margins on the remainder of AHI products remain at traditional levels and management anticipates that future orders will perform at margin levels consistent with prior year results. Selling, general and administrative expense as a percentage of sales increased to 21.6% in the current quarter as compared to 19.3% in the prior year, primarily as a result of the inclusion of Northern. Operating income for the segment decreased to a loss of $101,750 for the quarter as opposed to income of $135,097 in the prior year quarter. These results have been impacted by the margin performance at AHI and a $39,225 operating loss at Northern since the acquisition date.

The Material Handling Segment recognized a one-time pretax gain of $744,736 during the current quarter as a result of the relinquishment of a contractual right to purchase the office and warehouse building leased by AHI. In December 1997, the building was sold by the landlord to a third party and a cash payment was received. This pretax gain was recorded as other income in the consolidated financial statements. A one year lease has been obtained from the buyer allowing AHI adequate time to relocate.

Operating margins are expected to improve during the fourth quarter as the Company completes the integration of Northern into the segment. Management believes that gross margins at AHI will improve to traditional levels in the upcoming fiscal year. In addition, during fiscal 1999 the integration of Northern will be completed causing a reduction in total fixed costs and a corresponding improvement in operating income.

MOTOR PRODUCTION SYSTEMS

Sales decreased at the motor production system segment by 42.9% for the quarter and 32.8% in the year-to-date results. This reduction is primarily the result of a shift in product mix at the segment. The prior year revenue stream was benefited by several larger orders received by the segment. The current shift in product mix is toward smaller orders which generally have a higher gross margin. As a result of this, gross margins increased to 25.1% for the quarter and 21.8% in the year-to-date results as compared to 21.7% and 20.7% in the respective prior year periods. The reduced volume was not entirely offset by the gross margin performance in the current quarter as operating margins slipped to 7.8% from 11.3% in the prior year. Year-to-date operating income is reduced to 4.4% as compared to 6.8% for the prior year because of the reduction in volume at the segment. Although backlogs remain stable, management expects that the current trend in operating margins and pretax income will continue during the fourth quarter.

CORPORATE OFFICE

Corporate administrative expenses increased primarily due to increased professional fees and additional administrative expenses associated with the overall growth of the business.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities for the nine months ended December 31, 1997 totaled $3.2 million, as opposed to cash used by operations of $3.6 million in the prior year period. This improvement is a direct result of management's continued emphasis on enhancing the overall working capital position of the Company and comes in the midst of the Taylor and Northern acquisitions. Net income adjusted for taxes, depreciation, and amortization provided $2.6 million in cash as compared to $2.3 million in the prior year.

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

On November 5, 1997, Centrum acquired substantially all of the assets of Northern Steel, Inc., through an American Handling, Inc. subsidiary, which operates as Northern Steel Company. The purchase price of approximately $2.4 million was funded by a draw of $1.5 million on a newly instituted line of credit with Huntington National Bank (Bank) at the material handling systems segment and $1.4 million in cash. Subsequent to closing, a purchase price adjustment of $466,495 was reimbursed to the company by the seller. The terms of the new line of credit at the material handling systems segment are similar to the terms of the existing line of credit with the Bank at the metal forming operations group. Please see the 10-K filed for the fiscal year ending March 31, 1997 for a detailed discussion of those terms.

The primary sources of funds available to the Company in the fiscal year 1998 for operations, planned capital expenditures and debt repayments include available cash, operating income and funds available under the line of credit agreement. Although the line of credit agreement places certain restrictions on the Company's ability to transfer cash between subsidiaries, management does not consider this restriction to be significant given the level of cash on hand at the individual subsidiaries and the existing credit facilities. Approximately $11.5 million of the company's debt matures in April of 1999. The sources of funds discussed above will not be sufficient to satisfy this maturity. However, management intends to either replace this facility prior to maturity or renegotiate the existing facility with the bank prior to maturity. Management believes that, with the exception discussed above, sufficient funds for operations, debt repayments and acquisitions can be raised through cash flows generated by the operating subsidiaries, funds available under the line of credit agreement, and from sales of the Company's securities.

The Company does not anticipate that expenditures to ensure that its computerized systems are year 2000 compliant will have a material impact on financial position or the results of operation.

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are indicated by words or phrases such as "anticipate," "estimate," "projects," "management believes,' and similar words or phrases. Such statements are subject to certain risks, uncertainties or assumptions, and are based on management's current expectations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

PART II - OTHER INFORMATION

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(B):  Reports on Form 8-K
      -------------------
On November 20, 1997 the Company filed a Form 8-K for the purpose of reporting the acquisition of substantially all the assets of Northern Steel, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  CENTRUM INDUSTRIES, INC.
                                                  ------------------------
                                                       (Registrant)

Date  February 14, 1998                           By: /s/ Timothy M. Hunter
      -----------------                               ---------------------
                                                      Timothy M. Hunter
                                                      Chief Financial Officer

                                  EXHIBIT INDEX

         Exhibit No.                                 Description
         -----------                                 -----------
         EX 27                                       Financial Data Schedule