Form 10-K405
period 1998-03-31
CENTRUM INDUSTRIES INC
filed 1998-06-09
CIK 351127

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

FOR THE FISCAL YEAR ENDED MARCH 31, 1998

COMMISSION FILE NUMBER 09607

                            CENTRUM INDUSTRIES, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

        DELAWARE                                        34-1654011
------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

6135 TRUST DRIVE, SUITE 104A, HOLLAND, OH                  43528
------------------------------------------------------------------------
ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (419) 868-3441
                                                   --------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                            NAME OF EACH EXCHANGE ON

   TITLE OF EACH CLASS                                WHICH REGISTERED
-------------------------------------------------------------------------------
         NONE                                              NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                      COMMON CAPITAL STOCK, $.05 PAR VALUE
                      -------------------------------------
                                (TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No
                                       --     --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SK is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10K. [X]

Aggregate market value of voting stock held by non-affiliates of the registrant at May 31, 1998. (for the sole purpose of making this calculation, the term "non-affiliate" has been interpreted to exclude directors and executive officers of the Company. Such interpretation is not intended to be, and should not be construed to be, an admission of the Company that such directors and executive officers of the Company are "affiliates" of Centrum Industries, Inc. as that term is defined under the Securities Act of 1934.) (computed by reference to actual trades in the over the counter market on the Bulletin Board on May 19,
1998): $ 13,410,906

Number of shares outstanding of common stock, $.05 par value, as of May 31, 1998: 8,403,501

                            CENTRUM INDUSTRIES, INC.
                           ANNUAL REPORT ON FORM 10-K
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1998

                                TABLE OF CONTENTS



PART I                                                                                                      PAGE
Item 1.  Business...........................................................................................  3

Item 2.  Properties.........................................................................................  9

Item 3.  Legal Proceedings..................................................................................  10

Item 4.  Submission of Matters to a Vote of Security Holders................................................  11

PART II

Item 5.  Market for Centrum's Common Stock and Related Stockholder Matters..................................  12

Item 6.  Selected Financial Data............................................................................  13

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations..............  15

Item 8.  Financial Statements and Supplementary Data........................................................  24

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure...............  56

PART III

Item 10. Directors and Executive Officers of Centrum........................................................  57

Item 11. Executive Compensation.............................................................................  59

Item 12. Security Ownership of Certain Beneficial Owners and Management.....................................  63

Item 13. Certain Relationships and Related Transactions.....................................................  64

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K...................................  65

THIS ANNUAL REPORT ON FORM 10-K CONTAINS STATEMENTS WHICH CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS APPEAR IN A NUMBER OF PLACES, INCLUDING ITEM 1. "BUSINESS" ITEM 3. "LEGAL PROCEEDINGS" AND ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS". SUCH STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES," "EXPECTS," "MAY", "ESTIMATES," "WILL," "SHOULD," "PLANS" "OPINION" OR "ANTICIPATES" OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY. READERS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE SIGNIFICANT RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. THESE FACTORS INCLUDE THE EFFECTIVENESS OF MANAGEMENT'S STRATEGIES AND DECISIONS, GENERAL ECONOMIC AND BUSINESS CONDITIONS, DEVELOPMENTS IN TECHNOLOGY, NEW OR MODIFIED STATUTORY OR REGULATORY REQUIREMENTS AND CHANGING PRICES AND MARKET CONDITIONS. THIS REPORT IDENTIFIES OTHER FACTORS THAT COULD CAUSE SUCH DIFFERENCES. NO ASSURANCE CAN BE GIVEN THAT THESE ARE ALL OF THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO VARY MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS.



                                     PART I

ITEM 1.  BUSINESS
(a)  GENERAL DEVELOPMENT OF BUSINESS

GENERAL

Centrum Industries, Inc., ("Centrum", the "Company" or the "Company and its subsidiaries") is a Delaware holding corporation for quality manufacturing companies in the metal forming, material handling, and motor production industries. All of Centrum's operating segments have been acquired since 1993. Centrum intends to focus on acquisitions in these sectors of industry, as they represent areas where significant barriers to entry - both capital and technology - already exist. The Company seeks to acquire or combine with businesses operating in its existing segments whose profitability can be improved by making fundamental operating changes. Leveraging complementary acquisitions to increase the value of the Company, by focusing on increased market penetration, reducing fixed costs and maximizing operational efficiencies is the cornerstone of Centrum's long term strategy.


(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

Information relating to the amounts of revenue, operating profit or loss and identifiable assets attributable to each of the Company's industry segments for 1996-1998 is included in Note 14 to the Consolidated Financial Statements. (In this document, years reflect the fiscal year ended March 31, unless otherwise noted.)

(c)  NARRATIVE DESCRIPTION OF THE BUSINESS

METAL FORMING OPERATIONS
The largest subsidiary of Centrum is McInnes Steel Company and it's Subsidiaries (McInnes Steel). McInnes Steel was acquired in March 1996 and comprises the metal forming operations. McInnes Steel operates four metal forming facilities: McInnes Steel Company (MSC), McInnes Rolled Rings (MRR), Taylor Forge Company (Taylor), acquired on June 4, 1997, and Erie Bronze & Aluminum Company (EBA).

Products and Markets
The metal forming operations produce specialty steel forgings, steel seamless rolled rings, and nonferrous castings.

MSC is located in Northwestern Pennsylvania and produces forged steel components, primarily utilizing an open-die forging manufacturing process. Open-die forging is the process of compressing heated metal into a desired shape using a press or hammer without completely enclosing the metal within the die. The forgings can range in sizes up to 45,000 lbs. MSC also has heat treat capabilities which are used to manipulate the microstructures and mechanical properties of the metal. The forgings are then semi-finish machined, tested both destructively and non-destructively, and certified to customer specifications. Specialty steel forgings are utilized in the power generation, compressor and miscellaneous commercial industries. During 1998, MSC increased its market penetration to include forgings for the aircraft and oil and gas industries. Further growth in market share will be enhanced by the addition of new CNC machine tooling at MSC during the second half of fiscal 1999. There are numerous domestic and foreign competitors in the specialty
steel   forging industry, however, Patriot Forge and FOMAS S.p.A. are the main competitors in the commercial power generation market. MSC has achieved the International Standards Organization ("ISO") 9002 Certification and management believes that its commitment to excellence in quality will help MSC maintain a competitive edge in the market place.

MRR and Taylor produce steel seamless rolled rings from 4 inches to 160 inches, in weights from 2 to 11,000 pounds. A seamless rolled ring is produced by punching a hole in a heated pre-formed round of metal and then rolling the pre-form on a radial-axial ring mill to customer specifications. The rings are produced in various cross sections and steel grades, including carbon, alloy, and stainless material, and can be provided in a rough forged or machined condition. Rolled rings are sold to bearing, off-road construction equipment manufacturers, oil and gas, mining and specialty machine manufacturers. There are numerous domestic and foreign competitors in the rolled ring industry, however, F.R.I.S.A., in Mexico, and Ovako-Ajax, Inc. and Scot Forge in the United States are the main competitors in the industry. MRR is recognized as an industry leader in quality, price and delivery. This is due to the design of the MRR facility, which was constructed in 1992 as a state of the art, fully automated seamless ring rolling mill. Taylor is competitive in the 70 to 160 inch rolled ring market. Taylor was purchased in June of

1997 in order to complement the MRR facility in the larger end of the ring market. The combined facilities have products which serve the needs of over 90% of the target markets and represent one of the largest suppliers in the industry.

Nonferrous castings are produced at EBA in Erie Pennsylvania. The castings range in sizes from one ounce to 1,000 pounds in either bronze or aluminum materials. EBA is one of two main suppliers to the domestic and Canadian glass bottle mold producers. The other main supplier is Ross Mould. Sales are also made in the international market. EBA sells its castings to the pump and valve industries and other commercial manufacturers along with international glass customers.

Sales
The products of the metal forming operations are marketed primarily through an internal sales force. The segment sells its products both domestically and internationally, however, approximately 95% of the sales are made domestically. The metal forming operations sales are subject to slight seasonal fluctuations and quality, service, delivery and price are decisive competitive factors.

Sales during 1998 to the power generation industry accounted for approximately 9% of net sales on a consolidated basis and 13% of the metal forming operations sales. Sales to the power generation industry have been adversely impacted by the Asian economic crisis, and pending resolution of the crisis, is expected to be a continuing factor. However, the expanded penetration of specialty steel forgings into the aircraft, and oil and gas markets will soften the negative impact of the Asian crisis. Sales during 1998 to General Electric Company (GE) were 8% of net sales on a consolidated basis and 12% of the metal forming operations sales. Loss of this customer could have a significant impact on the results of operations. No other customer exceeds 10% of the consolidated or metal forming operations segment sales. Approximately one-half to three quarters of the metal forming operations segment customers provide repeat business and customers are billed for the products upon shipment.

Backlog at the metal forming group was $17.3 million and $12.3 million as of May 31, 1998 and 1997, respectively. All of the backlog orders are expected to be filled within the next year.

Raw Materials
The primary raw material of the metal forming operations is steel, which is purchased from regional and national suppliers. There are no long-term contracts for the purchase of steel. The raw material supplies have been and are expected to remain sufficiently abundant to support operations. The metal forming operations require maintaining a stock inventory of raw materials due to the variety of its products and customer lead-time requirements.

Energy is a significant requirement in the metal forming operations segments' production and energy is required to forge and heat treat the product. Natural gas and electricity are the main sources of energy. Supplies of natural gas and electricity have been sufficient and are expected to remain at adequate levels.

Employees
At May 30, 1998, the metal forming operations had approximately 357 employees. Approximately 127 employees at MSC are covered by a collective bargaining agreement which expires on September 30, 2002. Approximately 47 employees at EBA are represented by a collective bargaining agreement which expires on July 31, 2002. Seven other employees are represented by a collective bargaining agreement which expires on September 6, 2002. Management believes that it has good relations with its employees.

MATERIAL HANDLING SYSTEMS
The material handling systems segment contains American Handling, Inc. (AHI) and Northern Steel Company (Northern) which was acquired on November 5, 1997.

Products and Markets
AHI in Cleveland, Ohio, offers material handling systems and components to companies with warehouse and distribution facilities. Designing a material handling system requires expertise in facilities planning and system design, inventory analysis and determination of equipment needs, procurement and installation of equipment, and coordinated relocation of the customer inventory. Northern supplies shelving, racks, conveyors, and other storage and distribution equipment as components of material handling systems. Northern's administrative offices are located in Seattle, Washington, with satellite sales offices located in California and Oregon. The acquisition of Northern strengthens the segment by combining Northern's distribution capabilities with AHI's design and integration capabilities, as well as expanding the geographic presence of the segment.

AHI's principal customers have historically been in the automotive after-market. Automotive after-market sales were 30% of 1998 revenue. Carquest, a repeat automotive after-market customer contributed 3% of the 1998 consolidated sales and 11% of the 1998 material handling systems sales. Sales to this customer are expected to decline in future years. However, the decline in sales to this repeat customer is not expected to have a material adverse effect on the long term consolidated or segment results, as management shifts the product mix at AHI to lessen the dependence on any particular industry. During 1998, sales to Sanford, an office products manufactor and distributor, accounted for 28% of the segment revenues and 8% of the consolidated sales. Northern, as a full service distributor of material handling equipment, serves a variety of markets. The majority of Northern's sales are to customers in the western half of the United States and sales by AHI are to customers located throughout the United States.

The material handling systems segment competes primarily on price, product, performance guarantees and the extent of services which can be provided. There are few direct competitors which provide the turnkey service provided by AHI; however, Rapistan Systems and HK systems are the main competitors in the full system design and implementation of material handling systems. Competition is primarily in the individual phases of systems work. For example, a competitor may provide construction and installation services or design services, but few competitors provide the range of services offered by AHI. Northern is the largest full service distribution company in terms of sales volume in the western half of the United States. There are over 200 local and regional material handling distributors competing with Northern. Price is a primary competitive factor.

Sales
The material handling systems segment markets its services and products in the domestic market through an internal sales force. Sales, to a large extent, are impacted by the construction industry, which historically experiences lower sales levels from January through May. Material handling systems projects have minimal working capital requirements due to goods that are primarily shipped directly to the customers' job site. Generally, all goods drop-shipped are special orders which permits the maintenance of minimal inventory levels. A systems project typically lasts from six to eight months and is supported by a progress payment schedule to conserve working capital. Terms for distribution sales are generally net 30, with deposits on special orders.

Backlogs at AHI decreased by $7.4 million from the prior year level. The previous year's backlog included a $6 million project that was completed during the last quarter of the current fiscal year. Currently, there are no projects of this size in the backlog. Management anticipates that material handling systems sales for the first two quarters of 1999 will be reduced as a result of the diminished backlog level at AHI. As of May 31, 1998, the backlog of firm orders for the segment is approximately $4.4 million. All of the backlog orders are expected to be filled within the next year.

Raw Materials
Raw materials are purchased to fabricate mezzanines structures, cart racks and catwalks and consist mainly of raw steel. Other material handling products, such as shelving, rack and conveyor equipment, are purchased from multiple suppliers. Raw materials and material handling products are readily available from many different suppliers.

Employees
At May 31, 1998, the material handling systems segment had approximately 112 employees, who are not covered by a collective bargaining agreement. Management believes that relations with employees are good.

MOTOR PRODUCTION SYSTEMS
The motor production systems segment consists of Micafil, Inc. (Micafil) and its 50% equity interest in Micafil - Axis, L.L.C. (M-A Joint Venture).

Products and Markets
The motor production systems segment designs and manufactures armature and stator winding machines and complete production systems for small fractional horsepower electric motors used primarily in the automotive and consumer durable goods markets. Micafil has a specific niche in both design of small armature assembly lines and the manufacture of armature winders and is recognized within the industry as a pioneer in this technology. In addition to the sale of machines and machining lines, revenue is also generated from rebuilding and retrofitting existing machines and selling replacement parts. This represents approximately 35% of Micafil's total revenue and is viewed as a critical component to being recognized as a full-service supplier in this industry.

Micafil is one of several major suppliers of small fractional horsepower motor production equipment in the world. The largest competitors are Axis S.p.A., Globe and Odawara. Axis S.p.A. is the largest competitor. Competition is based upon product performance, price, delivery time, and local plant preference.

Sales
The products of the motor production systems segment are marketed both domestically and internationally primarily through an internal sales force. The majority of the sales are made domestically. Sales during 1998 to industries serving the automotive market accounted for 3% of consolidated sales and 50% of the motor production systems sales. Sales during 1998 to Hoover and ITT and its subsidiaries were approximately 2% each of consolidated sales and 30% and 25%, respectively, of the motor production systems segment sales. Loss of either of these customers would not have a material impact on the consolidated results, however, it would adversely affect the motor production systems segment over the long term, as customers typically place repeat orders over a 3 to 5 year cycle.

Customers are billed 30% with order placement, 60% at time of shipment and the balance is net 30 days. This is consistent with industry practice.

The M - A Joint Venture was formed during fiscal 1997, between Micafil and Axis S.p.A. which offers complementary product lines. The purpose of this strategic marketing alliance is to increase the marketing and distribution of machines and systems within North America.

As of May 31, 1998, the backlog in firm orders was valued at approximately $920,000, and all of the backlog orders are expected to be filled within the next year. This backlog amount represents a decrease of $1.2 million from the backlog as of May 31, 1997. The decrease in backlogs at the motor production systems segment reflect the change in product mix experienced during 1998. The 1998 sales mix was composed of small dollar orders as opposed to the large line orders produced in prior years.

Raw Materials
The material used in the production process generally consists of steel and aluminum and purchased electrical and mechanical components such as valves, cylinders and motors. Micafil has local sources for its production material and there is ready availability for all components although some items require longer lead time due to machining or special requirements.

Employees
At May 31, 1998, Micafil had approximately 46 employees, who are not covered by a collective bargaining agreement. Management believes that the relations with employees are good.

(d)  COMPLIANCE WITH ENVIRONMENTAL REGULATIONS

The Company is subject to federal, state and local provisions dealing with the protection of the environment. The Company is involved in certain regulatory proceedings involving environmental matters which are incorporated by reference from Note 11 to the Consolidated Financial Statements contained in Item 8 hereof.

Expenditures related to the environmental regulatory matters were not material for fiscal 1998 and are not anticipated to be material for 1999. Based upon historical experience and information currently available, the Company does not expect compliance with environmental regulations to have a material adverse effect on the Company's operations, capital expenditures, earnings, competitive position or liquidity.


ITEM 2.  PROPERTIES
Centrum's principal facilities are set forth in the table below:

Location                       Use                                Leased/Owned
--------------------------------------------------------------------------------
CORPORATE OFFICES
Holland, Ohio                  Corporate Office                   Leased
Medina County, Ohio            Oil & Gas Exploration              Leased (1)

METAL FORMING OPERATIONS
Corry, Pennsylvania            Administration/Sales Office
                               Production/Warehousing             Owned

Fairview, Pennsylvania         Administration/Sales Office
                               Production/Warehousing             Owned

Erie, Pennsylvania             Administration/Sales Office
                               Production/Warehousing             Owned

Erie, Pennsylvania             Production                         Leased

Memphis, Tennessee             Administration/Sales Office
                               Production                         Owned


MATERIAL HANDLING SYSTEMS
Cleveland, Ohio                Administration/Sales Office        Leased (2)
                               Production/Warehousing

Cleveland, Ohio                Warehousing                        Leased

La  Mirada, California         Sales Office / Warehouse           Leased

San Leandro, California        Sales Office / Warehouse           Leased

Portland, Oregon               Sales Office / Warehouse           Leased

Kent, Washington               Sales Office / Warehouse           Leased
                               Administration

MOTOR PRODUCTION SYSTEMS
Englewood, Ohio                Administration/Sales Office        Owned
                               Production/Warehousing

         The owned properties located in Pennsylvania, Tennessee, and Ohio secure bank debt and industrial development financing. Details of the encumbrance are incorporated by reference from Note 7 and Note 8 to the Consolidated Financial Statements contained in Item 8 hereof.

         The manufacturing facilities are well maintained and are suitable for the Company's current and anticipated needs. The facilities are operating at capacities which range from approximately 50% to 80%.

(1)      Represents mineral rights.

(2) AHI is in the process of negotiating a 10 year lease for new office and manufacturing facilities as a result of the landlord's sale of their existing building. AHI management anticipates that these negotiations will be successful and that the company will relocate during the third quarter of fiscal 1999.


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

In addition to the above, on March 31, 1992, USEPA issued a CERCLA Section 106 unilateral administrative order ("Section 106 order") to EBA and most other PRP's relating to the Millcreek site. The Section 106 order required the named PRP's to perform soil cap remediation work at the Millcreek site. The PRP's have submitted their work plan, which has been approved by the government and construction is expected to begin during 1998.

EBA is also involved in two other private party actions brought by landowners relating to the Millcreek site. Management does not believe that these suits have any merit and believes that any resolution would not be material.

Additional details involving environmental matters are incorporated by reference from Note 11 to the Consolidated Financial Statements contained in Item 8 hereof.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
This item is not applicable.

                                     PART II

ITEM 5.  MARKET FOR CENTRUM'S COMMON STOCK AND RELATED
             STOCKHOLDER MATTERS

Subsequent to September 1995, the Company's common stock is traded over the counter on the Bulletin Board under the symbol CIII. Prior to September 1995, trades were primarily made through Continental Capital, Inc.. See Item 10, "Directors and Executive Officers of Centrum," and Item 12, "Security Ownership of Certain Beneficial Owners and Management."

The following table presents the quarterly high and low selling price in the over the counter market.

1998:                                         High              Low
   Quarter ending June 30, 1997              $2.94            $1.75
   Quarter ending September 30, 1997          2.00             1.75
   Quarter ending December 31, 1997           2.25             1.88
   Quarter ending March 31, 1998              2.19             1.50

1997:
   Quarter ending June 30, 1996              $2.50            $1.50
   Quarter ending September 30, 1996          2.75             1.25
   Quarter ending December 31, 1996           3.25             1.75
   Quarter ending March 31, 1997              3.00             2.00


As of May 31, 1998, there were approximately 1,000 shareholders of record. Shareholders are entitled to receive dividends when and as declared by the Board of Directors. However, Centrum has never paid a dividend, and intends to conserve capital to finance future acquisitions and, accordingly, does not anticipate payment of any dividends in the foreseeable future. Furthermore, any proposed dividends must be approved, in advance, by both the holders of the 11% convertible, unsecured notes payable, and Huntington National Bank, the Company's principal lender.

Item 6.  SELECTED FINANCIAL DATA

The following five year selected financial data should be read in conjunction with the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations that appear elsewhere in this report.

                                                               As of and for the Years Ended March 31,
                                                               ----------------------------------------

                                          1998 (C)            1997              1996 (B)           1995             1994 (A)
SUMMARY OF OPERATIONS:
  Net sales                            $ 78,914,663      $ 71,154,726      $ 27,525,702      $ 18,292,696     $   8,760,667
  Other expense                          (2,149,160)       (2,475,411)         (402,520)         (270,912)         (483,599)

  Income (loss) from continuing
    operations before income taxes        1,944,801         1,676,603         1,063,054           386,927        (1,112,897)
Provision (benefit) for
    income taxes                            639,483          (773,675)          257,814           223,679
                                       ------------      ------------      ------------      ------------      ------------
  Income (loss) from continuing
    operations                         $  1,305,318      $  2,450,278      $    805,240      $    163,248      $ (1,112,897)
                                       ============      ============      ============      ============      ============
PER SHARE DATA:
  Income (loss) from continuing
    operations - Basic                 $        .16      $        .33      $        .14      $        .03      $       (.26)
  Income (loss) from continuing
    operations - diluted               $        .15      $        .31      $        .13      $        .03      $       (.26)

FINANCIAL POSITION:
Total assets                           $ 53,171,722      $ 43,000,647      $ 40,611,748      $  9,547,336      $  7,941,039
Long-term liabilities                    11,180,914        11,021,938        12,173,408         3,609,487         1,035,499
Total Liabilities                        43,047,422        34,258,009        37,028,756         8,041,588         6,845,532
Net Worth                                10,124,300         8,742,638         3,582,992         1,505,748         1,095,507

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

(C) On June 4, 1997, the Company acquired substantially all of the assets and certain liabilities which comprise Taylor Forge. Taylor has net sales of $7,114,015 and a loss from continuing operations of $114,594 for the ten month period ended March 31, 1998. On November 5, 1997, the Company acquired substantially all of the assets and certain liabilities which comprise Northern Steel. Northern had net sales of $5,685,951 and a loss from continuing operations before income tax of $28,232 for the five month period ended March 31, 1998. These acquisitions have been accounted for as purchases and their results of operations have been included in the consolidated financial statements since the dates of acquisition.

During the five year period ending March 31, 1998 no dividends were declared or paid.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THIS ANNUAL REPORT ON FORM 10-K CONTAINS STATEMENTS WHICH CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS APPEAR IN A NUMBER OF PLACES, INCLUDING ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS". SUCH STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES," "EXPECTS," "MAY", "ESTIMATES," "WILL," "SHOULD," "PLANS" "OPINION" OR "ANTICIPATES" OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY. READERS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE SIGNIFICANT RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. THESE FACTORS INCLUDE THE EFFECTIVENESS OF MANAGEMENT'S STRATEGIES AND DECISIONS, GENERAL ECONOMIC AND BUSINESS CONDITIONS, DEVELOPMENTS IN TECHNOLOGY, NEW OR MODIFIED STATUTORY OR REGULATORY REQUIREMENTS AND CHANGING PRICES AND MARKET CONDITIONS. THIS REPORT IDENTIFIES OTHER FACTORS THAT COULD CAUSE SUCH DIFFERENCES. NO ASSURANCE CAN BE GIVEN THAT THESE ARE ALL OF THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO VARY MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS.


The following is a discussion and analysis of the consolidated financial condition and results of operations of Centrum Industries, Inc. The discussion and analysis should be read in connection with the consolidated financial statements and the related notes thereto of Centrum Industries, Inc as of March 31,1998 and 1997 and for each of the years in the three-year period ended March 31,1998.

RESULTS OF OPERATIONS

                                                                                                      % Change from Prior Year
                                                                                                      ------------------------
Years Ended March 31 (Dollars in Thousands)           1998               1997             1996          1998           1997
================================================================================================================================
NET SALES:
  Metal Forming                                $    52,025       $     46,639       $    2,540[1]       11.5%          N/M [2]
  Material Handling                                 21,811             16,183           19,451          34.8%         -16.8%
  Motor Production                                   5,075              8,326            5,535         -39.0%          50.4%
  Corporate                                              3                  7                           N/M [2]          -
--------------------------------------------------------------------------------------------------------------------------------
                                               $    78,914       $     71,155       $   27,526
================================================================================================================================
GROSS MARGIN:
  Metal Forming                                $    12,689       $     10,978       $      720[1]       15.6%          N/M [2]
  Material Handling                                  4,904              3,744            5,117          31.0%         -26.8%
  Motor Production                                   1,253              1,648            1,382         -24.0%          19.2%
  Corporate                                             -3                  2                           N/M [2]          -
--------------------------------------------------------------------------------------------------------------------------------
                                               $    18,843       $     16,372       $    7,219
================================================================================================================================
OPERATING INCOME:
  Metal Forming                                $     4,717       $      3,953       $      230[1]       19.3%          N/M [2]
  Material Handling                                    229                444            1,410         -48.4%         -68.5%
  Motor Production                                     424                696              468         -39.1%          48.7%
  Corporate                                         -1,276               -940             -642          N/M [2]          -
--------------------------------------------------------------------------------------------------------------------------------
                                               $     4,094       $      4,153       $     1,466
================================================================================================================================

INDUSTRY SEGMENTS
The percentage contributions of each industry segment to net sales and gross margin during the last three years were as follows:

                                                    1998             1997           1996
=============================================================================================
NET SALES:
  Metal Forming                                     65.9%            65.6%           9.2% [1]
  Material Handling                                 27.6%            22.7%          70.7%
  Motor Production                                   6.5%            11.7%          20.1%
---------------------------------------------------------------------------------------------
                                                   100.0%           100.0%         100.0%
=============================================================================================
GROSS MARGIN:   [3]
  Metal Forming                                     87.8%            77.6%          10.9% [1]
  Material Handling                                  4.3%             8.7%          66.9%
  Motor Production                                   7.9%            13.7%          22.2%
---------------------------------------------------------------------------------------------
                                                   100.0%           100.0%         100.0%
=============================================================================================


[1]  For the period March 9,1996 through March 31,1996.
[2]  Not meaningful (N/M)
[3]  Gross Margin for the divisions was computed without the Corporate expenses.


OVERVIEW Centrum is a publicly traded holding company that acquires and operates companies that have strong niche positions in their industries. Each operating segment produces quality products and has both capital and technology barriers to entry. The Company's long range goal is to enhance the overall value of each of its core operating segments through a combination of increased market penetration and complementary acquisitions or strategic business combinations. All of the Company's present manufacturing subsidiaries were acquired subsequent to April 1993.

RESULTS OF OPERATIONS The Company's operations have been classified into four business segments: metal forming operations, material handling systems, motor production systems, and corporate office. The metal forming operations segment was established on March 8, 1996 with the acquisition of McInnes Steel Company (McInnes), and consists of steel open die forging, nonferrous casting and seamless rolled ring operations. Taylor Forge Company (Taylor) was acquired on June 4, 1997 to expand this segment and is included in the results of operations since the acquisition date. The material handling systems segment was established with the acquisition of American Handling, Inc. (AHI) on September 2, 1993, and consists of the design, procurement and installation of material handling systems for warehouses and distribution facilities. Northern Steel Company (Northern) was acquired on November 5, 1997 and sells shelving, racks, conveyers, and other storage and distribution equipment to the material handling industry. Northern's results of operations are included in the material handling segment for fiscal 1998 from the date of acquisition. The motor production system segment was established with the acquisition of Micafil, Inc. (Micafil) on May 17, 1993, which manufactures armature winding machines and complete production systems for numerous complex manufacturing processes. The Corporate office functions to oversee the operating segments and pursue future strategic opportunities for growth.

YEAR ENDED MARCH 31, 1998 COMPARED TO MARCH 31, 1997
Consolidated results
Net sales increased by $7.8 million or 10.9% to $78.9 million for fiscal 1998 as a result of the inclusion of Taylor and Northern in the results of operations. Excluding current year acquisitions, consolidated revenues declined by $5 million to $66.1 million or (7.1%) during the current year. The majority of the reduction in revenue, approximately $3.3 million, was the result of a shift in product mix at the motor production segment. This segment's prior year revenue stream was benefited by several larger orders while the current year product mix has shifted to smaller production lines that generally have smaller dollar orders and higher margins.

Gross margin on a consolidated basis increased to 23.9% in 1998 from 23.0% in 1997. Both the metal forming and motor production segments were the beneficiaries of stronger margins due to improvement in product mix. Margins in the material handling segment decreased to 22.5% in the current year and 20.7% excluding the operations of Northern. The primary reason for this reduction in gross margin is the underperformance of a $6 million installation project at AHI which was completed during the current fiscal year. Consolidated selling, general and administrative expense ("SG&A") increased from 17.2% to 18.7% of sales in fiscal 1998. The increase is primarily due to the inclusion of Northern in the current year results of operations. SG&A typically runs at a higher rate of sales in the material handling segment as compared to the other operating segments.

Operating income fell to 5.2% of sales in fiscal 1998 from 5.8% in fiscal 1997. The main reason for this reduction was the inclusion of Taylor and Northern in the results of operations. Excluding current year acquisitions, operating income was comparable to the prior year at 5.6% of sales. Other income (expense) for the year was strengthened by a $745,000 one-time gain at the material handling segment. The gain was created by the relinquishment of a contractual right to purchase the building leased by AHI, upon the sale of the property to a third party. The realization of similar gains is not expected to be a continuing trend in future years.

The current year provision for income taxes reflects an effective rate of 32.9% as compared to a fiscal 1997 tax benefit rate of (46.1). During 1997, management recorded a provision for income tax expense of $827,000 which was offset by a $1.6 million credit to deferred income tax expense. The credit to deferred income tax expense was to reduce existing valuation allowances and was based upon new information evaluated during the year regarding the availability of certain federal net operating loss carryforwards (NOLs) and the continued improvements and operating profits throughout the Company.

Results for each of the individual segments are as follows.


METAL FORMING OPERATIONS

Sales at the metal forming operations were $52 million as compared to $46.6 million in the prior year or an increase of 11.5%. The increase is due entirely to the inclusion of Taylor in the current year results of operations. Revenue growth in this segment slowed during fiscal 1998 from the rate achieved during fiscal 1997. Growth in the seamless rolled ring market coupled with the addition of new forged product lines was offset by a reduction in demand for open die forgings in the power generation market. Strong demand from both bearing and gear producers has continued to fuel the revenue stream in the segments' rolled ring operations. This was coincident with the addition of several new forged product lines for the aircraft and oil and gas markets. However, overall sales growth was diminished, as orders for open die forgings for the power generation markets slowed during the fourth quarter with the continuation of the economic crisis in Asia. Management believes demand trends in the power generation market will remain sluggish during the first half of fiscal 1999 and then return to historic rates during the second half of the fiscal year. During the first half of fiscal 1999, the revenue stream is expected to realize the benefit of the new product lines discussed above, offsetting shortages caused by the power generation markets.

Gross margins for the segment increased to 24.4% in fiscal 1998 from 23.5% in the prior year. Gross margin was 25.3% excluding the results of Taylor. Margins have been positively impacted at this segment by the addition of the new products for the aircraft and oil and gas markets. In addition, management's emphasis on cost reductions continue to have a positive impact on manufacturing costs. Operating income for the segment increased to 9.1% in the current year and 9.6% excluding the results of Taylor as compared to 8.5% in fiscal 1997. The majority of the improvement in gross margins was translated into a positive impact on earnings as management held SG&A, as a percentage of sales, consistent with prior year levels. As a result of this, operating income for the segment grew by $764,000 or 19.3% during fiscal 1998 and $352,000 or 8.5% excluding the results of Taylor.


MATERIAL HANDLING SYSTEMS

Revenues in the material handling segment increased by $5.6 million or 34.8% to $21.8 million in fiscal 1998 from $16.2 million in fiscal 1997. The entire increase was due to the inclusion of Northern in the results of operations. Although the material handling industry has been growing between 3% - 5% annually, the automotive after-market niche served by AHI did not experience such a robust growth rate. Revenue growth is expected to begin during the second half of fiscal 1999 at rates consistent with the overall industry as a result of management's continued focus on the development of new sectors of the material handling market. Until this time, however, the first half of fiscal 1999 will be impacted by lower than historical volumes in this segment.

Gross margin for the material handling segment fell to 22.5% in fiscal 1998, and 20.7% excluding the results of Northern, from 23.1% in the prior year. The primary reason for the reduction in gross margin is the underperformance of a $6 million installation project at AHI. The project represented an entry for the company into a new market and was completed during the fiscal year. Margins on the remainder of AHI products remain at traditional levels and management anticipates that future orders will perform at margin levels consistent with prior year results. Operating income decreased to 1.0% of sales in fiscal 1998 from 2.7% in fiscal 1997. Operating income was 1.4% of sales excluding the results of Northern. The reduction in operating income is mainly attributable to the underperformance in gross margin discussed above.

The Material Handling Segment recognized a one-time pretax gain of $745,000 during fiscal 1998 as a result of the relinquishment of a contractual right to purchase the office and warehouse building leased by AHI. In December 1997, the building was sold by the landlord to a third party and a cash payment was received. This pretax gain was recorded as other income in the consolidated financial statements. A one year lease has been obtained from the buyer which should allow AHI adequate time to relocate. The recognition of similar gains is not expected to be a continuing trend in future years.

MOTOR PRODUCTION SYSTEMS

Sales decreased at the motor production system segment by 39% or $3.2 million during fiscal 1998 to $5.1 million in the current year from $8.3 million the prior year. This reduction is primarily the result of a shift in product mix at the segment. The prior year revenue stream was benefited by several larger orders received by the segment. The current shift in product mix is toward smaller orders which generally have a higher gross margin. As a result of this, gross margins increased to 24.7% this year as compared to 19.8% in the prior year.

The improvement in gross margin was offset by increases in SG&A as a percentage of sales to 16.3% in the current year from 11.4% in fiscal 1997. Although management reduced SG&A in total by $124,000 or 13%, the reductions were still not sufficient to offset the revenue decrease. Management believes that current SG&A levels are necessary to support planned business volumes. As a result of the above, operating margins as a percentage of sales in this segment remained level as improvements in gross margins were offset by SG&A costs.

CORPORATE OFFICE

During fiscal 1998, general and administrative expenses at the corporate office totaled $1,274,000 as opposed to $940,000 in the prior year. Increased costs in this area are primarily attributable to higher professional fees and compensation expenses associated with the overall growth in the business and costs of marketing and publicizing Centrum stock.

Corporate interest expense for fiscal 1998 was $631,000 as compared to $810,000 in the prior year. The primary reason for the reduction in this area was the retirement of certain bridge notes related to the McInnes acquisition during fiscal 1997.


YEAR ENDED MARCH 31, 1997 COMPARED TO MARCH 31, 1996
Consolidated results
Net sales for 1997 increased by $43.6 million or 159% to $71.2 million. The primary reason for the increase is due to the inclusion of the metal forming operations for a full twelve months in 1997 as opposed to 1996 which only included sales for the period from March 8, 1996 through March 31, 1996. Consolidated gross margins decreased to 23% of sales as compared to 25.6% in the prior year. The decreased gross margins are reflective of the change in the composition of the operating segments since the acquisition of the metal forming operations coupled with reduced margins experienced during 1997 at the other two segments. Selling, general and administrative expenses increased by $6.6 million in 1997 to $12.2 million, reflecting the inclusion of McInnes. Interest expense increased by $2.2 million to $2.75 million primarily reflecting the increased level of debt required to fund the McInnes acquisition. During 1997, management recorded a provision for income tax expense of $827,000 which was offset by a $1.6 million credit to deferred income tax expense. The credit to deferred income tax expense was to reduce existing valuation allowances and was based upon new information evaluated during the year regarding the availability of certain federal net operating loss carryforwards (NOLs) and the continued improvements and operating profits throughout the Company.

Results for each of the individual segments are as follows.

Metal Forming Operations
Sales at the metal forming operations were $46.6 million during 1997 as compared to the calendar year prior to Centrum's acquisition of $37.9 million. The increase in revenues is primarily due to continued growth at the seamless rolled ring operations and open-die forging operations. Gross margins were 23.5% of sales for 1997 as compared to 22.1% in the fiscal year prior to the acquisition date. The increase in gross margin is mainly attributable to higher margins in the rolled ring products and emphasis by management on cost controls. Selling, general and administrative expenses were 15.1% of sales for 1997 and 19.3% of sales in the pre-acquisition period. The reduction is mainly due to increased revenues and emphasis on controls over fixed costs.

Material Handling Systems
Revenues for 1997 were $16.2 million, which was a decrease of $3.3 million from the prior year. The decrease is primarily due to customer requested delivery reschedules from fiscal 1997 into 1998. Gross margins of 23.1% of sales for 1997 reflected a decrease over the prior year's margin of 26.3%. The decreased gross profit margin is reflective of higher sales of warehouse management software purchased from an outside vendor which has a gross margin of 15 - 18%. As a percent of sales, the 1997 selling, general and administrative expenses increased to 20.4% of sales from 19.1% in 1996. The increase for 1997 is due to the decrease in sales revenue, which covered a lesser proportion of fixed expenses.

Motor Production Systems
Revenues for 1997 were $8.3 million, which was an increase of $2.8 million from the prior year. The primary reason for the increase is the continued penetration into the appliance and power tool markets. Gross margins of 19.8% of sales decreased as compared to the prior year's gross margin of 24.9%. The lower gross margin is the result of competitive pressures, which necessitated accepting lower margins to produce sales growth. Gross margins are expected to remain lower than those experienced in prior years. Selling, general and administrative expenses for 1997 as a percent of sales decreased to 11.4% in 1997 from 16.1% in 1996. The decrease for 1997 is due to the increase in sales revenue which covered a greater proportion of fixed expenses.

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


LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES CASH FLOW
Cash provided by operating activities during fiscal 1998 was $3.7 million. The primary source of cash other than net income, and depreciation, was a $1.5 million reduction in costs and estimated earnings in excess of billings on uncompleted contracts. The reduction of this asset was primarily caused by the reduction in revenue at the motor production segment as a result of the change in product mix. The decrease in accrued expenses of $1.7 million was primarily caused by a reduction in deposits at the material handling and motor production segments due to the completion of long term contracts during the fiscal year and the payment of contingent liabilities associated with the acquisition of Taylor and Northern. Cash used by operating activities for the year ended March 31, 1997 was $1.6 million. During 1997 the largest uses of cash were the reduction of accounts payable by $2.8 million and the $1.1 million increase in costs and estimated earnings in excess of billings due to the timing of certain vendor payments and the timing of billings related to two large contracts which were in process at year end. During 1996 the primary use of cash for operating activities was a $2.2 million increase in accounts receivable due to an increase in fourth quarter revenues at the material handling and motor productions segments. The increase in accounts receivable were partially offset by an increase in accounts payable of $1.7 million at March 31, 1996 which also reflects the increased level of operations at the operating subsidiaries.


FINANCING AND INVESTING ACTIVITIES CASH FLOWS
To meet operating expenses, satisfy debt maturities, and finance acquisitions, during 1998, 1997 and 1996, Centrum relied upon a combination of new capital, debt and operating cash flow. During 1996, Centrum initiated a Private Placement Offering ("Offering") for 2.4 million shares of its common stock. The offering was completed in fiscal 1997 and total proceeds were $3.1 million, which is net of $347,000 in issuance costs and expenses. During 1997, an additional $2.8 million was drawn on the revolving line of credit to support operations and working capital requirements. Operating cashflow in fiscal 1998 was sufficient to support the retirement of $2.5 million in term debt coupled with $1.1 million reduction in the line of credit. Debt proceeds of $8 million were used to finance acquisitions.

Acquisitions
On June 4, 1997, Centrum acquired substantially all of the assets of Taylor Forge International, Inc. (TFI), through a subsidiary of McInnes which is now known as Taylor Forge Company (Taylor). Taylor produces steel seamless rolled rings for the oil, bearing and miscellaneous commercial industries. The purchase price of approximately $6.8 million includes the repayment of $4.5 million of debt existing at TFI. The acquisition was financed by debt agreements and the issuance of 33,264 shares of the Company's common stock. . Financing for the transaction was provided by an increase in McInnes' line of credit to $18.5 million with Huntington National Bank (Bank) and new term debt. McInnes drew $2.2 million on the line of credit and obtained a $4 million, five year term note, which bears interest at 1.25% above prime. Additionally, seller financed notes with interest payable at prime plus 1.25% in the amount of $250,000 were obtained.

Centrum acquired substantially all of the assets and certain liabilities of Northern Steel, Inc., (NSI), on November 5, 1997, through an American Handling, Inc. subsidiary, the subsidiary is now known as Northern Steel Company (Northern). Northern supplies shelving, racks, conveyors, and other storage and distribution equipment as components of material handling systems. The initial purchase price of approximately $2.4 million was funded by a draw of $1.5 million on a newly instituted line of credit with Huntington National Bank
(Bank) at the material handling systems segment and $1.4 million in cash. Subsequent to the closing, a purchase price adjustment of $466,000 was reimbursed to the Company by the seller. The purchase price adjustment was based upon changes in the closing net worth of NSI as determined by the purchase agreement. The terms of the new line of credit at the material handling systems segment are similar to the terms of the existing line of credit with the Bank at the metal forming group.

Centrum acquired all the stock of McInnes through a subsidiary merger on March 8, 1996. The acquisition of McInnes was primarily financed in the form of debt agreements and proceeds from the sale of the Company's common stock. The debt agreement consisted of a promissory note issued to the Bank for $2.9 million payable in monthly installments at 1.25% above the prime rate and a line-of-credit for the lesser of $15.5 million or "borrowing base," as defined in the agreement. As of March 31, 1998, approximately $18.5 million in total loans and commitments was available of which the Company had borrowed $11.5 million and had stand-by letters of credit issued of approximately $3 million. A Note and Warrant Purchase Agreement was entered into with three investment funds which provides for $2.5 million aggregate principal amount of 11% convertible debt with warrants for the purchase of 1,250,000 shares of the Company's common stock for $2 per share. Additional funds to finance the acquisition were obtained through the Offering. The remaining funds were provided by the issuance of $1.2 million aggregate principal amount of term notes which bore interest at 2% per month to certain of the Company's shareholders and directors and were repaid during 1997 from the proceeds of the Offering.

The financing provided by the Bank for the acquisition of McInnes is secured by substantially all the real and personal property of Centrum and its direct and indirect subsidiaries and contains various financial, operational and reporting covenants. Included among these covenants is a prohibition on the Company from incurring new secured debt or new unsecured debt in excess of certain thresholds or from making any business acquisitions, unless a waiver is first obtained from the Bank. The financial covenants include the requirements that McInnes is to maintain a fixed charge coverage ratio not less than 1.20 to 1, a ratio of total liabilities to tangible net worth not to exceed 6.0 to 1, and tangible net worth not less than $5.5 million. The Bank permits certain management fees and advances to be paid by the Company's subsidiaries to Centrum, and Centrum will use these advances primarily for payment of principal and interest expense and for working capital purposes.

The 11% convertible subordinated debt (Notes) are convertible at any time at the option of the holder (Holders) to shares of the Company's common stock at a price of $2.00 per share. The warrants are exercisable at an initial exercise price of $2.00 per share, subject to various anti-dilution adjustments affecting the exercise price and/or the number of shares subject to the warrants. The Notes are presently secured by the guarantees of two of the Company's subsidiaries, American Handling, Inc. and Micafil, Inc., and the Notes have been subordinated to the Bank Loan. The Note agreements contain various financial, operational, and reporting covenants and requirements including a requirement that each of the Holders must approve certain financial and operational transactions of the Company, including the incurrence of new secured or unsecured debt, with certain exceptions, and any business acquisitions. The financial covenants include the requirements that the Company maintain a fixed charge coverage ratio not less than 1 to 1, and a ratio of total liabilities to net worth not to exceed 5.4, 3.5 and 2.4 to 1 for the years ending March 31, 1997, 1998 and 1999, respectively. However, due to the acquisition of Taylor and Northern, the Company did not meet the total liabilities to net worth ratio at March 31, 1998 and a waiver from the Holders was obtained. Net worth is not to be less than $5.1, $7.4 and $9.8 million at March 31, 1997, 1998 and 1999, respectively. Additionally, the Company may not pay dividends or issue additional shares of common stock (with certain exceptions), without the prior approval of the Holders. The Company has also entered into an Equity Holders Agreement, in which the Company has agreed to use its best efforts to cause two persons designated by the Holders to be nominated to the Company's Board of Directors. Pursuant to which, the Company nominated, and the shareholders elected, two designees, (Messrs. Schroder and Klaffky), to the Board during 1997 and returned for 1998.

Capital expenditures
McInnes has a commitment to purchase 2 new MAZAK CNC machine tools, with an aggregate value of approximately $1.9 million, to upgrade its machine shop. The machine tools are scheduled for delivery in the second and third quarter of fiscal 1999, and it is management's intention to finance these machine tools pursuant to an operating lease currently being negotiated with a third party. In addition, AHI is in the process of negotiating a 10 year lease for new office and manufacturing facilities as a result of the landlord's sale of their existing building. AHI management anticipates that these negotiations will be successful and that the company will relocate during the third quarter of fiscal 1999. The annual lease commitment for the new facility is expected to be approximately $300,000. Centrum has no other material commitments for capital expenditures. During 1998 capital expenditures are expected to be approximately $2 million, excluding the MAZAK CNC machine tools, which will be invested primarily to enhance the metal forming facilities.

Future Funding
The primary sources of funds available to the Company in fiscal 1999 for operations, planned capital expenditures and debt repayments include available cash, operating income and funds available under the line of credit agreement. However, the Company's Bank line of credit matures on March 8, 1999 and these funds will not be sufficient to satisfy this debt maturity. It is management's intention to refinance the line of credit prior to March 8, 1999 and, although management anticipates that they will be successful in this endeavor, at this point no assurances can be given because such negotiations have not commenced. With the exception of the refinance discussed above, management believes that sufficient funds for operations, debt repayments and acquisitions can be raised through cash flows generated by the operating subsidiaries, funds available under the line of credit agreement, and the issuance of common stock. However, in light of the current number of shares of common stock outstanding and reserved for issuance, the Company may need to increase the number of authorized shares of common stock in order to have shares available for future acquisitions.

Tax and other matters
At March 31, 1998, the Company has $8.7 million in net operating loss carryforwards (NOLs) available which would reduce income tax payable in future years. However, there are uncertainties related to both the amount and ultimate realization of the NOLs. At March 31, 1998, a remaining valuation reserve of $1.7 million has been maintained, primarily due to limitations on the usage of certain pre-acquisition NOLs. The remaining valuation allowance could be increased or reduced in the near term if estimates of future taxable income during the carryforward period change substantially. During 1998, 1997, and 1996, the Company reduced its income taxes payable by $293,000, $534,000 and $278,000, respectively, through the use of NOLs.

Centrum is aware of the Year 2000 computer issue, and has initiated an evaluation of its existing computer hardware and software systems. The metal forming operations segment has addressed the Year 2000 issue as part of the ongoing implementation and normal upgrading of hardware and software. At the material handling systems segment, AHI is exploring the possibility of utilizing Northern's software which is Year 2000 compliant. The motor production systems segment is still in the process of evaluating current hardware and software needs. The Company presently believes that, with modifications to existing software and conversions to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. However, if such modifications and conversions are not completed timely, the Year 2000 problem may have a material impact on the operations of the Company. In addition, there can be no assurance that the systems of other companies on which Centrum relies will be corrected or that such failure to correct this issue by another company would not have an adverse effect on Centrum. Lastly, while many costs have been incurred as part of the routine upgrading of systems, the ultimate costs of the Year 2000 issue are unknown.

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

Private party suits and actual cleanup costs in excess of governmental estimates can affect the reliability of the Company's loss estimates. In addition, unasserted claims are not reflected in the Company's cost estimates. Pursuant to the environmental statutes, the Company may be found jointly and severally liable to the government for cleanup costs; however, management believes that the current status of government settlements and group cleanup participation at the site indicates that the liability will be shared by responsible parties. Currently, there are at least 17 parties participating in a pro rata cost sharing arrangement with respect to the site cleanup work. The Company has negotiated an insurance settlement which requires the carrier to reimburse the Company for site expenses, subject to a ceiling. At March 31, 1998 and 1997, the Company has recorded liabilities of $400,000 and $600,000, respectively, of which $163,800 and $350,000 are recorded as current liabilities. At March 31, 1998 and 1997, the Company has recorded a receivable from its insurance carrier which is included in current assets. Funds are expected to be paid over approximately two years. The total anticipated site costs and private suits are not expected to vary materially from the recorded amounts.

OUTLOOK
Revenues on a consolidated basis are expected to increase to approximately
$100 million in fiscal 1999 as a result of internal growth and the inclusion of Taylor and Northern operating results for an entire fiscal year. Pretax income is also expected to increase for the fiscal year realizing the benefit of this revenue improvement. However, quarterly operating results during fiscal 1999 will feel the effect of such factors as the impact of the Asian economic crisis on metal forming results and the length of time to develop new market sectors at the material handling segment. During 1999, management will focus on further improvements in operating margins at existing manufacturing segments and seek potential acquisitions combinations or strategic alliances which will complement the current operations and enhance future earnings. Management will continue their long term emphasis on improving operating margins at the manufacturing segments and attaining annual consolidated revenue growth of 20-30% fueled by both complementary acquisitions or business combinations and increased market penetration by each operating segment.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements and Financial Statement Schedules

Financial Statements:                                                     Page

         Report of Independent Accountants                                 26

         Consolidated Balance Sheet at March 31, 1998 and 1997             27

         Consolidated Statement of Income for the three
            years ended March 31, 1998                                     28

         Consolidated Statement of Changes in Shareholders' Equity
            for the three years ended March 31, 1998                       29

         Consolidated Statement of Cash Flows for the
            three years ended March 31, 1998                               30

         Notes to Consolidated Financial Statements                        31

Financial Statement Schedule for the three years ended March 31, 1998

         II  Valuation and Qualifying Accounts                             56

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

   CENTRUM INDUSTRIES, INC.
   AND ITS SUBSIDIARIES
   CONSOLIDATED FINANCIAL STATEMENTS
   MARCH 31, 1998

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of Centrum Industries, Inc.


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Centrum Industries, Inc. and its subsidiaries at March 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


Price Waterhouse LLP
Toledo, Ohio
June 3, 1998

CENTRUM INDUSTRIES, INC. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------


                                                                  MARCH 31,
                                                              1998         1997
ASSETS
Current assets:
  Cash and cash equivalents                               $ 1,297,720  $ 2,758,219
  Accounts receivable, less allowance for doubtful
   accounts of $88,181 and $78,161, respectively           14,814,897   11,080,819
  Cost and estimated earnings in excess of
   billings on uncompleted contracts                           26,018    1,513,808
  Inventories, net                                         13,211,207    9,897,925
  Prepaid expenses and other                                1,044,294      517,656
                                                          -----------  -----------
      Total current assets                                 30,394,136   25,768,427
Property, plant and equipment, net                         17,204,135   10,627,764
Other assets                                                5,573,451    6,604,456
                                                          -----------  -----------

      Total assets                                        $53,171,722  $43,000,647
                                                          ===========  ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Bank lines of credit                                    $13,345,447  $10,644,724
  Current portion of long-term debt                         3,239,086    1,607,629
  Accounts payable                                         11,278,808    6,640,781
  Deferred income taxes                                       115,509      246,140
  Accrued expenses and other                                3,310,094    3,501,161
                                                          -----------  -----------
      Total current liabilities                            31,288,944   22,640,435
                                                          -----------  -----------
Long-term debt, less current portion                       11,180,914   11,021,938
                                                          -----------  -----------
Other liabilities                                             577,564      595,636
                                                          -----------  -----------
Commitments and contingent liabilities (Note 10)                    -            -
                                                          -----------  -----------

Shareholders' equity:
  Preferred stock - $.05 par value, 1,000,000 shares
  authorized, 70,000 issued and outstanding (liquidation
  preference of $10 per share)                                  3,500        3,500
  Common stock - $.05 par value, 15,000,000 shares
   authorized, 8,403,501 and 8,368,904 issued and
   outstanding, respectively                                  420,175      418,445
  Additional paid-in capital                                7,992,847    7,918,233
  Retained earnings                                         1,707,778      402,460
                                                          -----------  -----------
      Total shareholders' equity                           10,124,300    8,742,638
                                                          -----------  -----------

      Total liabilities and shareholders' equity          $53,171,722  $43,000,647
                                                          ===========  ===========



The accompanying notes are an integral part of the consolidated financial statements.

CENTRUM INDUSTRIES, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME
--------------------------------------------------------------------------------


                                                                          FOR THE YEARS ENDED
                                                                               MARCH 31,
                                                            1998                  1997                  1996

Net sales                                                $78,914,663           $71,154,726           $27,525,702
                                                         -----------           -----------           -----------
Cost and expenses:
  Cost of goods sold                                      58,363,824            53,435,948            20,306,567
  Depreciation                                             1,708,289             1,346,125               157,573
                                                         -----------           -----------           -----------
  Gross margin                                            18,842,550            16,372,653             7,061,562

  Selling, general and administrative expenses            14,748,589            12,220,639             5,595,988
                                                         -----------           -----------           -----------

Operating income                                           4,093,961             4,152,014             1,465,574
                                                         -----------           -----------           -----------

Other income (expense):
  Gain on sale of contractual right                          744,736                     -                     -
  Interest income                                             68,570               199,250                18,206
  Interest expense                                        (3,028,194)           (2,750,203)             (515,538)
  Miscellaneous, net                                          65,728                75,542                94,812
                                                         -----------           -----------           -----------
    Total other expense, net                              (2,149,160)           (2,475,411)             (402,520)
                                                         -----------           -----------           -----------

Income before income taxes                                 1,944,801             1,676,603             1,063,054
                                                         -----------           -----------           -----------

Provision (benefit) for income taxes:
  Current                                                    186,616                43,771               448,838
  Deferred                                                   452,867              (817,446)             (191,024)
                                                         -----------           -----------           -----------
   Total provision (benefit) for income taxes                639,483              (773,675)              257,814
                                                         -----------           -----------           -----------

Net income                                               $ 1,305,318           $ 2,450,278           $   805,240
                                                         ===========           ===========           ===========

Basic net income per common share                        $       .16           $       .33           $       .14
                                                         ===========           ===========           ===========

Diluted net income per share                             $       .15           $       .31           $       .13
                                                         ===========           ===========           ===========

Weighted average common shares-basic                       8,412,642             7,481,617             5,738,725
                                                         ===========           ===========           ===========

Weighted average common shares-diluted                     8,652,255             7,893,061             6,162,447
                                                         ===========           ===========           ===========


The accompanying notes are an integral part of the consolidated financial statements.

CENTRUM INDUSTRIES, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------


                                                                                                                    Retained
                                        Preferred Stock                   Common Stock              Additional      Earnings
                                   --------------------------      -------------------------          Paid-in     (Accumulated
                                     Shares         Amount           Shares          Amount           Capital       Deficit)

Balance at March 31, 1995             70,000      $    3,500        5,745,360        $287,268        $4,068,038    $ (2,853,058)
  Issuance of common stock                 -               -          485,500          24,275           612,775               -
  Purchase of common stock                 -               -          (60,000)         (3,000)          (57,000)              -
  Issuance of warrants                     -               -                -               -           600,000               -
  Issuance of options                      -               -                -               -            94,954               -
  Net income                               -               -                -               -                 -         805,240
                                   ---------      ----------       ----------        --------        ----------    ------------

Balance at March 31, 1996             70,000           3,500        6,170,860         308,543         5,318,767      (2,047,818)
  Issuance of common stock                 -               -        1,954,523          97,726         2,494,676               -
  Exercise of warrants and
   options                                 -               -          243,521          12,176           104,790               -
  Net income                               -               -                -               -                 -       2,450,278
                                   ---------      ----------       ----------        --------        ----------    ------------

Balance at March 31, 1997             70,000           3,500        8,368,904         418,445         7,918,233         402,460
  Issuance of  common stock                -               -           33,264           1,663            73,181               -
  Exercise of warrants                     -               -            1,333              67             1,433               -
  Net income                               -               -                -               -                 -       1,305,318
                                   ---------      ----------       ----------        --------        ----------    ------------

Balance at March 31, 1998             70,000      $    3,500        8,403,501        $420,175        $7,992,847    $  1,707,778
                                   =========      ==========       ==========        ========        ==========    ============



The accompanying notes are an integral part of the consolidated financial statements.

CENTRUM INDUSTRIES, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------



                                                                              FOR THE YEARS ENDED
                                                                                    MARCH 31,
                                                                    1998              1997               1996
Cash flows from operating activities:
  Net income                                                    $ 1,305,318        $2,450,278       $    805,240
  Adjustments to reconcile net income to
   net cash provided by (used for) operating activities:
     Gain on sale of fixed assets                                   (38,272)          (55,683)                 -
     Gain on sale of contractual right                             (744,736)                -                  -
     Depreciation                                                 1,708,289         1,346,125            157,573
     Amortization of intangible assets                              150,250           143,143            156,711
     Amortization of debt premium and issue costs                   367,197           334,892                  -
     Deferred income taxes                                          452,867          (817,446)          (191,024)
     Reduction of goodwill for utilization of
      preacquisition net operating loss                                   -                 -            190,564
     Changes in assets and liabilities that provided
      (used) operating cash, net of acquisition:
       Accounts receivable                                          460,965          (101,653)        (2,216,194)
       Costs and estimated earnings in excess
        of billings on uncompleted contracts                      1,487,790        (1,141,109)           109,345
       Inventories                                                 (277,056)         (502,681)          (111,597)
       Accounts payable                                             910,439        (2,865,241)         1,664,084
       Prepaid expenses and other                                  (355,612)           87,707           (213,923)
       Accrued expenses and other                                (1,716,105)         (457,643)           159,144
                                                                -----------       -----------       ------------
            Net cash provided by (used for)
             operating activities                                 3,711,334        (1,579,311)           509,923
                                                                -----------       -----------       ------------

Cash flows from investing activities:
  Proceeds from sale of contractual right                           776,965                 -                  -
  Purchase of McInnes, net of cash acquired                                                 -        (12,306,627)
  Purchase of Taylor, net of cash acquired                       (6,784,734)                -                  -
  Purchase of Northern, net of cash acquired                     (2,440,406)                -                  -
  Purchase of property and equipment                             (1,245,755)         (815,215)          (525,940)
  Other                                                              98,000           (86,343)            10,000
                                                                -----------       -----------       ------------
            Net cash used for investing activities               (9,595,930)         (901,558)       (12,822,567)
                                                                -----------       -----------       ------------

Cash flows from financing activities:
  Proceeds from issuance of acquisition debt                      8,028,531           525,000         13,759,565
  Debt issue costs                                                        -                 -           (884,501)
  Net change in bank lines of credit                             (1,146,367)        2,758,239            228,056
  Repayments of term debt                                        (2,459,567)       (2,854,267)          (339,450)
  Proceeds from the issuance of common stock
   and exercise of warrants and options                               1,500         2,709,367          1,237,050
  Repurchase of common stock                                              -                 -            (60,000)
                                                                -----------       -----------       ------------
            Net cash provided by financing
             activities                                           4,424,097         3,138,339         13,940,720
                                                                -----------       -----------       ------------
Increase in cash and cash equivalents                            (1,460,499)          657,470          1,628,076
Cash and cash equivalents at beginning of year                    2,758,219         2,100,749            472,673
                                                                -----------       -----------       ------------

Cash and cash equivalents at end of year                        $ 1,297,720       $ 2,758,219       $  2,100,749
                                                                ===========       ===========       ============



The accompanying notes are an integral part of the consolidated financial statements.

CENTRUM INDUSTRIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


  1.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BUSINESS
      Centrum Industries, Inc. and its subsidiaries (the Company) consist of the following operations:

      Metal Forming Operations
      McInnes Steel Company (McInnes), with operations in Northwestern Pennsylvania and Tennessee, produces open die steel forgings for the power generation, compressor and other industrial markets. McInnes also produces seamless steel rolled rings for bearing and special machine manufacturers and nonferrous castings for the glass container manufacturers and pump and valve industries. Sales of McInnes' products are made to both domestic and international customers. During 1998, McInnes purchased Taylor Forge International, Inc. (Taylor) (see Note 2).

      Material Handling Systems
      American Handling, Inc. (AH), with operations in Ohio and Washington, designs, manufactures and installs material handling equipment for various domestic manufacturing companies. During 1998, AH purchased Northern Steel Inc. (Northern) (see Note 2).

      Motor Production Systems
      Micafil, Inc. (Micafil), located in Dayton, Ohio, manufactures armature winding machines and completed production systems primarily for domestic customers in the appliance and automotive industries. During 1997, Micafil entered into a joint venture with an unaffiliated company to increase the marketing and distribution of machines and systems within North America. The joint venture is accounted for under the equity method. The Company's share of earnings from the joint venture since its inception is not material.

      CONSOLIDATION
      The consolidated financial statements include the accounts of the holding company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated.

CENTRUM INDUSTRIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



  1.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      (CONTINUED)

      USE OF ESTIMATES
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates include depreciation and amortization of long lived assets, deferred income tax and inventory valuations, environmental accruals, postemployment and postretirement benefits and allowances for doubtful accounts. Actual results could differ from those estimates.

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

      INVENTORIES
      Inventories are valued at the lower of cost or market. Inventory cost at Micafil is principally determined by the specific identification method. Inventory cost at all other operating subsidiaries is principally determined by the last in, first out (LIFO) method. At March 31, 1998 and 1997, approximately 94% and 95%, respectively, of inventories are valued using the LIFO method.

CENTRUM INDUSTRIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



  1.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      (CONTINUED)

      GOODWILL
      Goodwill is being amortized using the straight-line method over 20 years, which is the period expected to be benefited.

      PROPERTY, PLANT AND EQUIPMENT
      Property, plant and equipment is stated at cost. Depreciation is computed over the estimated useful lives using the straight-line method for financial reporting purposes and accelerated methods for federal income tax purposes. Management reviews long-lived assets for impairment whenever events and circumstances indicate that recovery of the asset's carrying value is unlikely. In performing the reviews for recoverability, management compares the carrying value of the asset against the estimated future cash flows expected to result from the use of the asset and its eventual disposition. If the cash flows are less than the carrying value, the asset is written down to its estimated fair market value.

      REVENUE RECOGNITION
      Sales of products and services, primarily made by McInnes, are recognized as products are shipped and services are performed. The estimated sales value of performance under significant contracts, supplied by Micafil and AH, is recognized under the percentage-of-completion method of accounting measured by the contract costs incurred to date as a percentage of total estimated contract costs. Contracts executed by Micafil and AH generally have terms of less than one year.

      FINANCIAL INSTRUMENTS
      The carrying amount of the Company's financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable and debt, approximate their fair market values at March 31, 1998 and 1997.

CENTRUM INDUSTRIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



  1.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      (CONTINUED)

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

      POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
      Annual net postretirement benefits liability and expenses are determined on an actuarial basis. The Company's current policy is to pre-fund these benefits to the extent allowable under current IRS guidelines. Benefits are determined primarily based upon employees' length of service and include applicable employee cost sharing.

      WORKERS' COMPENSATION EXPENSE
      The Company recognizes workers' compensation expense based upon the level of premiums for each fiscal year and also evaluates the adequacy of the workers' compensation accrual quarterly based upon actual and forcasted experience. Changes in claims experience are recognized currently as adjustments to workers' compensation expense.

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

CENTRUM INDUSTRIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



  1.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      (CONTINUED)

      INCOME TAXES
      Current tax liabilities and assets are recognized for the estimated taxes payable or refundable on the tax returns for the current year. Deferred tax liabilities or assets are recognized for the estimated future tax effects attributable to temporary differences and carryforwards that result from events that have been recognized in either the financial statements or the tax returns, but not both. The measurement of deferred tax liabilities and assets is based on provisions of enacted tax laws. Deferred tax assets are reduced, if necessary, by the amount of any tax benefits that are not expected to be realized.

      NET INCOME PER COMMON SHARE
      SFAS No. 128, "Earnings per Share," is effective for periods ending after December 15, 1997. Accordingly, basic and diluted net income per share have been computed in accordance with this statement. Prior periods have been adjusted to conform with the provisions of this statement.

      STATEMENT OF CASH FLOWS
      For purposes of the consolidated statement of cash flows, the Company considers all cash and highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

      RECLASSIFICATIONS
      Certain prior year amounts have been reclassified to conform to the current year's presentation.

      CHANGES IN ACCOUNTING ESTIMATES
      During the fourth quarter of 1998, the Company changed the estimated useful lives of certain equipment used in its metal forming operations. This change was made to better reflect how the assets were expected to be used over time and to provide a better matching of revenues and related expenses. The impact of the change on fiscal 1998 net income was not material.

CENTRUM INDUSTRIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



  2.  ACQUISITIONS

      On November 5, 1997, the Company acquired substantially all of the assets and assumed certain liabilities of Northern. The purchase method of accounting was used to account for this business combination and Northern's operations have been included in the consolidated financial statements as part of the material handling segment since acquisition date. The inital purchase price of approximately $2.4 million was funded by $1.5 million from a new line of credit and $1.4 million in cash. Subsequent to closing, a purchase price adjustment of $466,000 was reimbursed to the Company by the seller. The purchase price adjustment was based on changes in the closing net worth of Northern as determined by the purchase agreement.

      On June 4, 1997, the Company purchased all of the assets of Taylor. The purchase method of accounting was used to account for this business combination. The operating results of Taylor have been included in the consolidated financial statements as part of the metal forming operations since the date of acquisition. The total purchase price of approximately $6.8 million includes the repayment of $4.5 million in existing debt. Taylor was financed by the proceeds of a new $4 million term debt agreement, a draw of $2.2 million on the McInnes line of credit and the issuance of 33,264 shares of the Company's common stock.

      The following unaudited information presents the Company's results of operations for the years ended March 31, 1998 and 1997 as if the acquisitions of Northern and Taylor had occurred at the beginning of each of the periods presented. The pro forma information is not necessarily indicative of the results of operations which would have actually been obtained during such periods.

                                                   FOR THE YEARS ENDED
                                                        MARCH 31,
                                                   1998            1997
                                                      (UNAUDITED)

      Sales                                   $90,451,845     $101,131,501
      Net income                              $   899,454     $  1,404,320
      Net income per common share - basic     $       .11     $        .19
      Net income per common share - diluted   $       .10     $        .18

      Weighted average number of common
       shares - basic                           8,412,642        7,514,290
      Weighted average number of common
        shares - diluted                        8,652,255        7,925,734

CENTRUM INDUSTRIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


  3.  GAIN ON SALE OF CONTRACTUAL RIGHT

      During the fourth quarter of 1998, the Company sold its contractual right to purchase a building leased by the material handling segment. The Company recognized a pre tax gain of $744,736 ($491,526 after income tax).


  4.  INVENTORIES

      Inventories consist of the following:

                                                          MARCH 31,
                                                      1998         1997
          Raw materials                           $ 6,812,856  $5,407,088
          Work in process                           5,670,581   4,055,079
          Finished goods                              762,010     656,300
                                                  -----------  ----------
                                                   13,245,447  10,118,467
          LIFO reserve                                 65,904    (120,442)
          Reserve for excess of cost over market     (100,144)   (100,100)
                                                  -----------  ----------
                                                  $13,211,207  $9,897,925
                                                  ===========  ==========



  5.  PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consist of the following:


                                                          MARCH 31,
                                                      1998         1997

          Land                                    $   467,510  $   312,770
          Buildings                                 4,808,240    3,056,991
          Machinery and equipment                  13,983,259    8,099,452
          Furniture and fixtures                    1,141,804      722,517
          Vehicles                                    128,346       95,134
                                                   -----------  -----------
            Total                                  20,529,159   12,286,864
          Accumulated depreciation                 (3,325,024)  (1,659,100)
                                                   -----------  -----------
                                                  $17,204,135  $10,627,764
                                                  ===========  ===========

CENTRUM INDUSTRIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


  6.  COMPOSITION OF OTHER ASSETS

      Other assets consist of the following:

                                                           MARCH 31,
                                                        1998        1997

      Deferred income tax benefits                    $2,016,576  $2,830,901
      Goodwill, net of $686,042 and $545,268
        in accumulated amortization, respectively      2,158,068   2,298,842
      Debt issue costs, net of $845,607 and $520,822
        in accumulated amortization, respectively        480,845     805,630
      Other                                              917,962     669,083
                                                      ----------  ----------
                                                      $5,573,451  $6,604,456



  7.  BANK LINES OF CREDIT

      A debt agreement with The Huntington National Bank (Huntington) permits the Company to borrow up to $18,500,000 on a revolving basis, subject to available collateral, which consists of eligible accounts receivable, equipment and inventory. Interest accrues on the unpaid portion of the borrowings at prime rate (8.50% at March 31, 1998) plus .75%. Borrowings under the agreement and commitments for standby letters of credit are secured by all of McInnes' cash, trade and other accounts receivable, inventory and equipment. In addition, Huntington has either a first or second secured interest in McInnes' real property. The total carrying value of security at March 31, 1998, including second mortgages, was $35,744,628. At March 31, 1998, approximately $18.5 million in total loans and commitments was available of which $11,548,899, including $3,000,000 in standby letters of credit, was outstanding.

      The agreement places restrictions or limitations on, among other things, McInnes' ability to pay dividends, to pay management fees to other affiliates or Centrum, and to make capital expenditures and incur rent expense exceeding certain specified levels in any year. The agreement requires McInnes to maintain minimum specified tangible net worth levels, maintain a specified fixed charge coverage ratio and not exceed a specified ratio of total liabilities to tangible net worth. The Company was in compliance with all covenants related to this agreement at March 31, 1998.

CENTRUM INDUSTRIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



  7.  BANK LINES OF CREDIT (CONTINUED)

      The agreement also requires the Company to pay monthly collateral administration and annual facility fees aggregating $76,667 per year and contains early termination fees of up to $185,000. The agreement expires on February 28, 1999.

      In connection with the purchase of Northern, the Company entered into an agreement with Huntington that permits AH and Northern to borrow $4,000,000 on a revolving basis, subject to available collateral, which consists of eligible accounts receivable and inventory with a carrying value of $7,276,565 at March 31, 1998. Interest accrues on the unpaid portion of the borrowings at prime rate plus .75%. Borrowings under the agreement are secured by essentially all of the assets of Centrum and its subsidiaries. At March 31, 1998, approximately $4 million in total loans and commitments was available of which $1,796,548 was outstanding.

      The agreement places restrictions or limitations on, among other things, AH and Northern's ability to pay dividends, to pay management fees, to make capital expenditures or incur rent expense exceeding certain specified levels in any year. The agreement, among other things, requires the Company to maintain a minimum specified tangible net worth and to not exceed specified accounts payable, accounts receivable and inventory turnover days. The agreement expires on October 31, 1999. The Company was in compliance with all covenants related to this agreement at March 31, 1998.


  8.  LONG-TERM DEBT

      Long-term debt consists of the following:

                                                                                          MARCH 31,
                                                                                    1998             1997
      Note payable to Huntington in monthly installments of
      $66,666. The note bears interest at prime rate plus 1.25%. The remaining outstanding principal and accrued interest are due in June
      2002. The note is secured by the property specified by the Huntington line of credit (see Note 7).
                                                                               $ 3,333,340                  -


CENTRUM INDUSTRIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



  8.     LONG-TERM DEBT (CONTINUED)

                                                                                             MARCH 31,
                                                                                       1998             1997
         Note payable to Huntington in monthly installments of
         $39,584. The note bears interest at prime rate plus 1.25%. The remaining outstanding principal and accrued interest are due in April
         1999. This note is secured by the property specified by the Huntington
         line of credit (see Note 7).                                              $ 1,860,400       $ 2,336,209


         $2.5 million aggregate principal amount of 11% convertible, unsecured subordinated notes and warrants. The notes are convertible for up to
         1,250,000 shares of Centrum's common stock and include warrants for the purchase of 1,250,000 shares of Centrum's common stock at $2 per share.
         The notes were originally recorded net of $600,000 allocated to the warrants. The implicit interest rate on the notes is 14.5% and the outstanding balance is due in March 2001. This agreement places certain restrictions on the Company, including the requirement that the holders of the notes approve, in advance, any dividends, the incurrence of new
         debt (with certain exceptions), and acquisitions.                           2,140,000         2,020,000

         Industrial development revenue bonds payable in annual installments.
         Interest is set at a daily variable rate (1998 weighted average rate was 3.91%) and payable monthly. The bonds mature in November 2001.
         McInnes pays an annual commitment fee of 3% on the amount committed under a direct pay letter of credit issued by a bank as a credit enhancement for the bonds. This note is secured by the property
         specified by the Huntington line of credit (see Note 7).                    3,000,000         3,800,000

         Note payable to the former owner of Micafil, due in monthly installments of $13,346, including interest at an implicit rate of
         8.61% per annum, through June 2005. A balloon payment of $1,452,384 will be payable in June 2005. The note is secured by the land and building at Micafil which has a carrying
         value of $709,945 at March 31, 1998.                                        1,635,929         1,654,399

CENTRUM INDUSTRIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



  8.    LONG-TERM DEBT (CONTINUED)

                                                                                             MARCH 31,
                                                                                       1998             1997
         Unsecured notes payable to individuals, including
         $275,000 and $520,000 at March 31, 1998 and 1997,
         respectively, to certain shareholders of the
         Company.  The notes bear interest at 10% to 12% with
         interest payable semi-annually.  The notes are due in
         March 1999.                                                              $    345,000       $  615,000

         Unsecured notes payable to individuals, including $325,000 and $346,000 at March 31, 1998 and 1997, respectively, to certain shareholders of the Company, with attached warrants. The notes are due in March 1999 with interest accruing at a rate of 10% per annum. The attached warrants allow the note holders to purchase 1,000 shares of the
         Company's common stock for each $10,000 of notes held at a purchase
         price of $1 per share.                                                        526,000          526,000

         Unsecured five year term notes payable to individuals, including
         $495,389 and $756,901 at March 31, 1998 and 1997, respectively, to certain shareholders of the Company, with attached warrants. The notes bear interest at prime plus 0.5% to 1.0%. Principal and interest payments are due monthly. The attached warrants allow the note holders to purchase 20,000 shares of the Company's common stock for each
         $50,000 of notes held at a purchase price of $1 per share.                    608,903          879,533

         City of Erie Enterprise Development Zone term note payable in monthly principal and interest installments of $4,625. The note bears interest at 3% per annum and matures on November 2, 2002. The note is secured by
         specific property with a carrying value of $856,399 at March 31, 1998.        241,134          288,510


CENTRUM INDUSTRIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



     8. LONG-TERM DEBT (CONTINUED)

                                                                                             MARCH 31,
                                                                                       1998             1997
         Pennsylvania Industrial Development Authority note payable in monthly principal and interest installments of $3,378. The note bears interest at 2% per annum and matures on October 1, 2011. The note is secured by
         specific property with a carrying value of $914,047 at March 31, 1998.  $    479,294      $    509,916

         Unsecured promissory note to a shareholder of the Company. The note bears interest at prime rate plus 1.25%. The agreement requires quarterly interest payments only until June 2000, when the principal
         and remaining interest is due in full.                                       250,000                --
                                                                                 ------------      ------------
                                                                                   14,420,000        12,629,567
         Less current maturities                                                    3,239,086         1,607,629
                                                                                 ------------      ------------

         Noncurrent portion of long-term debt                                    $ 11,180,914      $ 11,021,938
                                                                                 ============      ============


         The aggregate scheduled maturities of long-term debt for the fiscal years subsequent to March 31, 1998 are as follows:

           1999                                                                 $   3,239,086
           2000                                                                     3,358,250
           2001                                                                     4,045,615
           2002                                                                     1,712,704
           2003                                                                       232,158
           Thereafter                                                               1,832,187
                                                                                -------------
                                                                                $  14,420,000
                                                                                =============

         At March 31, 1998, the Company was not in compliance with one of its financial covenants related to the 11% convertible unsecured subordinated notes. The creditors have waived compliance with respect to this covenant.

         Cash paid for interest was $2,766,228, $2,821,336 and $651,954 for the years ended March 31, 1998, 1997 and 1996, respectively.

CENTRUM INDUSTRIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



  9.  EMPLOYEE BENEFITS

      PENSION PLANS
      McInnes has two noncontributory defined benefit pension plans covering substantially all of its hourly employees.

      Following is a summarization of the funded status and amounts recognized for McInnes' defined benefit pension plans included in the consolidated balance sheet:


   At March 31, 1998:
   ------------------

                                           ASSETS     ACCUMULATED
                                           EXCEED       BENEFITS
                                         ACCUMULATED     EXCEED
                                          BENEFITS       ASSETS       TOTAL

   Projected benefits obligation         $ 4,396,994  $   482,972  $4,879,966
   Plan assets at fair value, primarily
    intermediate bonds and common stock    4,724,738      456,909   5,181,647
                                         -----------  -----------  ----------
   Funded status                             327,744      (26,063)    301,681
   Unrecognized prior service cost            65,011            -      65,011
   Unrecognized net (gain) loss             (197,772)      11,327    (186,445)
                                         -----------  -----------  ----------
   Prepaid (accrued) pension cost        $   194,983  $   (14,736) $  180,247
                                         ===========  ===========  ==========

   At March 31, 1997:
   ------------------

                                           ASSETS     ACCUMULATED
                                           EXCEED       BENEFITS
                                         ACCUMULATED     EXCEED
                                          BENEFITS       ASSETS       TOTAL
   Projected benefits obligation         $ 4,285,986  $   351,579  $4,637,565
   Plan assets at fair value, primarily
    intermediate bonds and common stock    4,292,663      329,980   4,622,643
                                         -----------  -----------  ----------
   Funded status                               6,677      (21,599)    (14,922)
   Unrecognized net (gain) loss              205,874      (30,510)    175,364
                                         -----------  -----------  ----------
   Prepaid (accrued) pension cost        $   212,551  $   (52,109) $  160,442
                                         ===========  ===========  ==========


      At March 31, 1998 and 1997, $4,861,744 and $4,438,416, respectively, of projected benefit obligations were vested.

CENTRUM INDUSTRIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



  9.  EMPLOYEE BENEFITS (CONTINUED)

      PENSION PLANS (CONTINUED)
      Net periodic pension costs consist of the following:


                                                         YEAR ENDED MARCH 31,
                                                        1998           1997
      Service cost                                    $150,623       $131,352
      Interest cost                                    327,517        318,518
      Actual return on plan assets                    (675,479)      (541,179)
      Prior service cost                                 4,630              -
      Actuarial gain                                   314,963        213,845
                                                      --------       --------

      Net periodic pension cost                       $122,254       $122,536
                                                      ========       ========

      The assumptions used to determine pension costs and projected benefit obligations are as follows:

                                                 MARCH 31,
                                          1998      1997       1996

      Expected long-term rate of
       return on plan assets             8.00%      7.50%      8.00%
      Discount rate                      7.25%      7.50%      7.50%


      McInnes, Micafil, AH and Northern also sponsor individual 401(k) profit sharing plans covering substantially all salaried employees. The Company's contributions to these plans in 1998, 1997 and 1996 were $177,000, $123,200, and $50,900, respectively.

      OTHER POSTEMPLOYMENT BENEFITS
      Certain of McInnes' employees are entitled to other postemployment benefits, comprised primarily of health insurance benefits under the terms of various agreements and based on a specified amount per month.

CENTRUM INDUSTRIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



  9.  EMPLOYEE BENEFITS (CONTINUED)

      OTHER POSTEMPLOYMENT BENEFITS (CONTINUED)
      The funded status of the plans at March 31 was as follows:


                                                     1998             1997
      Actuarial present value of:
        Fully eligible active participants       $   (19,000)    $   (50,000)
        Other active participants                    (51,000)       (123,000)
        Retired participants                        (484,000)     (1,048,000)
                                                 -----------     -----------

      Accumulated benefit obligation                (554,000)     (1,221,000)
      Plan assets at fair value                    1,253,000       1,178,000
                                                 -----------     -----------

      Funded status                                  699,000         (43,000)
      Unrecognized net (gain) loss                  (170,000)         70,000
      Unrecognized prior service cost               (382,000)              -
                                                 -----------     -----------


      Net postretirement benefit asset           $   147,000     $    27,000
                                                 ===========     ===========

      Net periodic postemployment costs consist of the following:



                                                   YEAR ENDED MARCH 31,
                                                     1998        1997

      Service cost                               $   30,000  $   30,000
      Interest cost                                  72,000      87,000
      Actual return on plan assets                  (94,000)   (101,000)
      Amortization of unrecognized gain              (1,000)          -
                                                 ----------  ----------

      Net periodic postretirement benefit costs  $    7,000  $   16,000
                                                 ==========  ==========


      Investments in these plans consist of investments in money market funds, fixed income securities, investment contracts and equity mutual funds.

      During 1998, the Company's postretirement benefit plan was amended to change insurance providers for certain plan participants. The Company reduced its unrecognized prior service cost by $382,000 as a result of this amendment.

CENTRUM INDUSTRIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


  9.  EMPLOYEE BENEFITS (CONTINUED)

      OTHER POSTEMPLOYMENT BENEFITS (CONTINUED)
      As of March 31, 1998, 1997 and 1996 the discount rate was 7.25%, 7.50% and 7.25% respectively. A medical costs trend rate of 6% per year is assumed up to a maximum benefit of $3,120 per year pre age 65 and $924 post age 64. An increase in the assumed medical trend rate of 1% would increase the accumulated postretirement benefit obligation as of March 31, 1998 by approximately $7,000. The increase to the aggregate of the service and interest cost component of the net postretirement benefit cost would not be material.



 10.  INCOME TAXES

      The provision (benefit) for income taxes consists of the following components:


                                           YEAR ENDED MARCH 31,
                                       1998        1997       1996
          Current:
            Federal                  $  30,743  $   30,000  $ 448,838
            State and local            155,873      13,771          -
                                     ---------  ----------  ---------
                                       186,616      43,771    448,838
                                     ---------  ----------  ---------

          Deferred:
            Federal                    763,675    (749,747)  (191,024)
            State and local           (310,808)    (67,699)         -
                                     ---------  ----------  ---------
                                       452,867    (817,446)  (191,024)
                                     ---------  ----------  ---------

          Total provision (benefit)  $ 639,483  $ (773,675) $ 257,814
                                     =========  ==========  =========

CENTRUM INDUSTRIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



 10.  INCOME TAXES (CONTINUED)

      The difference between the total income tax provision (benefit) computed using the federal statutory income tax rate and the Company's effective tax rate is as follows:


                                                    YEAR ENDED MARCH 31,
                                                1998        1997      1996

      Federal statutory rate                    34.0%       34.0%     34.0%

      Amortization of intangibles                 2.5         2.8       5.0
      Utilization of fully reserved
       preacquisition net operating losses        -           -        17.9
      Utilization of state tax credit           (11.9)        -         -
      Change in valuation allowance               -         (96.7)    (38.0)
      State and local taxes                       2.3         1.4         -
      Other                                       6.0        12.4       5.4
                                           ----------  ----------    ------

      Effective tax rate                         32.9%      (46.1)%    24.3%
                                           ==========  ==========    ======


      During 1997, management recorded a provision for income tax expense which was offset by a $1,621,000 credit to deferred income tax expense. The credit to deferred income tax expense was to reduce the existing valuation allowance and was based on new information evaluated during the year regarding the availability of certain federal net operating loss carryforwards (NOLs) and the continued improvements in operating profits and backlogs throughout the Company. These factors reduced the level of uncertainties with respect to a portion of these NOLs whereby management concluded that the Company would realize these tax benefits. At March 31, 1998 and 1997, a remaining valuation reserve of $1.7 million has been maintained primarily due to limitations on the usage of certain pre-acquisition NOLs. The remaining valuation allowance could be increased or reduced in the near term if estimates of future taxable income during the carryforward period change substantially or if new information regarding the uncertainties is received.

      During 1998, 1997 and 1996, the Company reduced its income taxes payable by $293,000, $534,000 and $278,000, respectively, through the use of NOLs. However, utilization of preacquisition NOLs of $191,564 for 1996, which were fully reserved at the time of the acquisition, was recorded as a reduction of goodwill and other intangibles, rather than as a reduction of income tax expense.

CENTRUM INDUSTRIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



 10.  INCOME TAXES (CONTINUED)

      Deferred income tax assets and liabilities are comprised of the following at March 31:


                                                       1998         1997
    Assets:
      Environmental liabilities                     $    80,530  $   179,050
      Vacation                                          189,340      158,293
      Bonus                                             154,020      283,897
      Other employee-related accruals                    32,641       85,213
      Other                                             323,881      146,858
      Net operating loss and alternative
       minimum tax carryforwards                      3,850,958    4,208,255
                                                    -----------  -----------

    Deferred tax assets before valuation allowance    4,631,370    5,061,566
    Valuation allowance                              (1,664,790)  (1,664,790)
                                                    -----------  -----------
    Deferred tax assets after valuation allowance     2,966,580    3,396,776
                                                    -----------  -----------

    Liabilities:
      Inventory                                        (650,236)    (756,217)
      Property, plant and equipment                    (534,503)     (55,798)
                                                    -----------  -----------

    Deferred tax liabilities                         (1,184,739)    (812,015)
                                                    -----------  -----------

    Net deferred tax asset                          $ 1,781,841  $ 2,584,761
                                                    ===========  ===========


      At March 31, 1998 and 1997, the Company had approximately $8,732,000 and $9,840,000, respectively, in federal NOLs available which expire in the years 2003 through 2010, and alternative minimum tax credit carryforwards of $830,000 and $862,500 at March 31, 1998 and 1997, respectively, which do not expire. Under Section 382 of the United States Internal Revenue Code of 1986, as amended (the Code), the NOLs may be subject to limitations. If certain stock ownership changes described in the Code occur in the future, these restrictions would further limit the Company's future use of its NOLs.


 11.  COMMITMENTS AND CONTINGENT LIABILITIES

      LITIGATION
      The Company is involved in routine litigation and various legal efforts incidental to the normal operations of its business. In management's opinion, none of these matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

CENTRUM INDUSTRIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



 11.  COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

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

      Private party suits and actual cleanup costs in excess of governmental estimates can affect the reliability of the Company's loss estimates. Pursuant to the environmental statutes, the Company may be found jointly and severally liable to the government for cleanup costs; however, management believes that the current status of government settlements and group cleanup participation at the site indicates that the liability will be shared by responsible parties. Currently, there are at least 17 parties participating in various settlements of the cost recovery actions, including a pro rata cost sharing arrangement with respect to the site cleanup work. The Company has negotiated an insurance settlement which requires the carrier to reimburse the Company for site expenses and certain legal fees subject to a ceiling. At March 31, 1998 and 1997, the Company has recorded liabilities of $400,000 and $600,000, respectively, of which $163,800 and $350,000 was recorded as current liabilities at March 31, 1998 and 1997, respectively. Funds are expected to be paid over approximately two years. The total anticipated site costs and private suits are not expected to materially exceed the recorded liabilities.

      LEASE COMMITMENTS
      The Company leases certain equipment and vehicles under operating lease agreements which expire at various dates through fiscal 2003. The aggregate minimum commitments relating to these operating leases following March 31, 1998 are set forth below:


             1999                     $  716,655
             2000                        474,065
             2001                        216,562
             2002                         57,227
             2003                         45,375
                                      ----------
                                      $1,509,884
                                      ==========


      The Company also leases office space and additional warehouse space on a month to month basis. Total rental expense under these agreements was $461,702, $326,563 and $336,652 for the years ended March 31, 1998, 1997 and 1996, respectively.

CENTRUM INDUSTRIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



  12. CAPITAL STOCK

      The Company is a Delaware corporation with two classes of stock, common stock and serial preferred stock.

      During 1998, the Company issued common stock valued at $74,844 in connection with the purchase of Taylor (See Note 2). During 1997, the Company issued common stock valued at $48,000 to pay director fees and $72,251 for payment of a note payable. These transactions have been excluded from the accompanying consolidated statement of cash flows since they are non-cash transactions. In addition, options and warrants to acquire 243,521 shares of common stock were exercised at option prices ranging between $.372 and $1.00 per share.

      During 1996 and 1997, the Company sold 2.3 million shares of common stock for $3,120,000, which is net of $347,000 in issuance cost and expenses. The shares were sold by Continental Capital, Inc. (Continental) (see Note
      13). During 1996, the Company repurchased 60,000 shares of its common stock for $60,000.

      The difference between the weighted average number of common shares used in the basic and diluted earnings per share computations for 1998, 1997 and 1996 is due to incremental shares from the assumed conversion of warrants. Net income used in the basic and diluted earnings per share calculations are the same for 1998, 1997 and 1996.

      In addition, options and warrants to purchase 2,159,000, 871,000 and 594,000 shares of common stock were outstanding during 1998, 1997 and 1996, respectively, but were not included in the computation of diluted earnings per share as the effects of converting the options and warrants would be antidilutive.

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

CENTRUM INDUSTRIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



 13.  RELATED PARTIES

      The Company has subordinated debt agreements with First New England Capital, MorAmerica and the North Dakota Small Business Investment Company. Two representatives of the lenders are also members of the Company's board of directors. The Company recorded $289,000 in interest expense related to these debt agreements during fiscal 1998 and 1997, respectively.

      Continental is a shareholder of the Company. Continental's Chairman and Chief Executive Officer is a director of the Company. In 1997 and 1996, the Company paid Continental $274,000 and $132,500, respectively, for fees related to the issuance of stock and debt.

      At March 31, 1998 and 1997, the Company had unsecured notes payable to certain of its shareholders, as described in Note 8.

CENTRUM INDUSTRIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



 14.  BUSINESS SEGMENT INFORMATION

      The Company's business segments are described in Note 1.


Summarized financial information by business segment for fiscal 1998, 1997 and 1996 is as follows:
                                METAL            MATERIAL            MOTOR         CORPORATE
                               FORMING           HANDLING         PRODUCTION       OFFICE AND
    1998                      OPERATIONS         SYSTEMS            SYSTEMS          OTHER             TOTAL
Net sales to unaf-
 filiated customers          $ 52,025,186      $ 21,810,889      $ 5,075,241       $     3,347      $ 78,914,663
Operating income (loss)         4,717,165           228,989          424,301        (1,276,494)        4,093,961
Identifiable assets            38,827,656         9,778,796        3,747,031           818,239        53,171,722
Depreciation                    1,544,949           113,299           43,861             6,180         1,708,289
Amortization                            -           140,774            9,476                 -           150,250
Capital expenditures            1,141,740            90,443            9,974             3,598         1,245,755

    1997
Net sales to unaf-
 filiated customers          $ 46,638,620      $ 16,183,002      $ 8,325,861       $     7,243      $ 71,154,726
Operating income (loss)         3,952,713           443,772          695,511          (939,982)        4,152,014
Identifiable assets            29,837,983         6,724,590        4,104,030         2,334,044        43,000,647
Depreciation                    1,227,152            72,418           41,737             4,818         1,346,125
Amortization                            -           140,774            2,369                 -           143,143
Capital expenditures              612,443            95,300           98,478             8,994           815,215

    1996
Net sales to unaf-
 filiated customers          $  2,539,899      $ 19,451,267      $ 5,534,536       $         -      $ 27,525,702
Operating income (loss)           229,937         1,409,694          468,409          (642,466)        1,465,574
Identifiable assets            27,624,426         8,236,864        3,016,597         1,733,861        40,611,748
Depreciation                       63,373            59,496           31,094             3,610           157,573
Amortization                            -           150,225            6,486                 -           156,711
Capital expenditures              433,695            67,948           17,274             7,023           525,940



 15.  STOCK OPTIONS AND WARRANTS

      During 1998, non-employee directors of the Company's board of directors received options to acquire 105,000 shares of the Company's common stock with an exercise price of $2.00 per share.

      Also during 1998, officers and employees of the Company received vested options to acquire 392,500 shares and non-vested options to acquire 450,000 shares of the Company's common stock with an exercise price of $2.00 per share. The non-vested options will vest upon the attainment of certain sales levels and earnings before interest and taxes during future fiscal years. These levels were not attained during 1998, and therefore, none of the options are currently vested.

CENTRUM INDUSTRIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


 15.  STOCK OPTIONS AND WARRANTS (CONTINUED)

      During 1997, non-employee directors of the Company's board of directors received options to acquire 50,000 and 25,000 shares of the Company's common stock with exercise prices of $1.50 and $2.00 per share, respectively. Options and warrants to acquire 243,521 shares of common stock were exercised at option prices ranging between $.372 and $1.00 per share.

      Also during 1997, officers and employees of the Company received options to acquire 100,000 and 226,568 shares of the Company's common stock with exercise prices of $1.50 and $2.00 per share, respectively.

      In connection with the acquisition of McInnes, two officers of McInnes received options to acquire 110,333 shares of common stock having an exercise price of $.64 per share resulting in $94,954 in additional paid-in capital. This transaction has been excluded from the consolidated statement of cash flows since it is a non-cash transaction. During 1996, officers and employees of the Company received options to acquire 350,000 and 295,000 shares of the Company's common stock with exercise prices of $1.00 and $1.50, per share, respectively.

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

CENTRUM INDUSTRIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



 15.  STOCK OPTIONS AND WARRANTS (CONTINUED)


      The following summarizes the stock option and warrant transactions for the three years ended March 31, 1998:


                                             NUMBER             PRICE PER
                                            OF SHARES             SHARE

      Outstanding at March 31, 1995           860,755         $.372 - 1.00
               Granted                      2,225,333         $ .64 - 2.00
                                            ---------         ------------
      Outstanding at March 31, 1996         3,086,088         $.372 - 2.00
               Granted                        401,568         $1.50 - 2.00
               Exercised                     (243,521)        $.372 - 1.00
               Cancelled                      (13,300)
                                            ---------         ------------
      Outstanding at March 31, 1997         3,230,835         $ .64 - 2.00
               Granted                        963,992         $       2.00
               Exercised                       (1,000)        $       1.00
               Cancelled                     (114,073)        $1.00 - 2.00
                                            ---------         ------------

      Outstanding at March 31, 1998         4,079,754         $ .64 - 2.00
                                            =========         ============


      No expense has been charged to income relating to stock options. If the fair value method of accounting for stock options prescribed by SFAS No. 123 had been used, the expense relating to the stock options would have been $215,000 in 1998, $97,500 in 1997 and $46,785 in 1996. Pro forma net income would have been $1,163,440 in 1998, $2,385,913 in 1997, and
      $774,362 in 1996. Pro forma basic earnings per share would have been $.14, $.32 and $.13 in 1998, 1997 and 1996, respectively. The pro forma effect on net income is not representative of the pro forma effect on net income that will be disclosed in future years because it does not take into consideration pro forma compensation expense relating to grants made prior to 1996.

CENTRUM INDUSTRIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



 15.  STOCK OPTIONS AND WARRANTS (CONTINUED)

      The fair value of each option grant was estimated on the date of grant using the Black Scholes model with the following assumptions.


                                      1998              1997            1996

      Risk-free interest rate        6.6 - 6.7%        6.4%            6.4%
      Expected average life          10 years          10 years        5 years
      Stock price volatility         36.6%             35%             35%



 16.  SALES TO MAJOR CUSTOMER

      During fiscal 1997 and 1996, the Company's sales to its largest customer totaled $10.3 million and $3.5 million or 14% and 13% of sales, respectively. The 1997 sales were recorded by the metal forming segment to a Company in the power generation market. The 1996 sales were recorded by the material handling segment to a customer engaged in the sale of automotive parts. During fiscal 1998, sales to the Company's largest customer did not exceed 10% of total sales.

                                       Centrum Industries, Inc.
Schedule II - Valuation and Qualifying Accounts


         Column A                    Column B                    Column C                    Column D             Column E
----------------------------        ----------        --------------------------------       ---------------------------------
                                                                 Additions

                                    Balance at        Charged to          Charged to
                                    Beginning         Costs and        Other Accounts       Deductions            Balance at
            Description             of Period          Expenses          -Describe           -Describe           End of Period
----------------------------        -------------------------------------------------------------------------    --------------
Year ended March 31, 1998

Valuation allowance for
 excess cost over market            $  100,100                                                                     $  100,144
Valuation for LIFO reserve             120,442         $  (186,346)                                                   (65,904)
Valuation allowance
 for accounts receivable                78,161         $    10,020                                                     88,181

Valuation allowance for
 note receivable                        24,733                                                                         24,733

Year ended March 31, 1997

Valuation allowance for
 excess cost over market            $  450,767                                               $  (350,667) (A)      $  100,100
Valuation for LIFO reserve            (172,720)        $   293,162                                                    120,442
Valuation allowance
 for accounts receivable                93,761                                                   (15,600) (D)          78,161

Valuation allowance for
 note receivable                        24,733                                                                         24,733

Year ended March 31, 1996

Valuation allowance for
 excess cost over market            $  107,585         $    40,282         $  316,202  (B)  $    (13,302) (C)      $  450,767
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

                                    PART III

ITEM 10.  EXECUTIVE OFFICERS AND DIRECTORS OF CENTRUM

The executive officers and directors of Centrum at March 31, 1998 were as follows:

George H. Wells          Chief Executive Officer since June 1995. President
                         since 1992.  Chief Operating Officer from 1992 to May
                         1995. Director since 1992.

William C. Davis         Director since 1988.  Secretary from December 1995 to
                         December 1997. Vice President from May 1995 to
                         December 1997.  Chief Executive Officer, from 1992 to
                         May 1995.


Timothy M. Hunter        Chief Financial Officer and Treasurer of Centrum since
                         August 1996. Secretary of Centrum since December 1997.
                         Chief Financial Officer, McInnes Steel Company, since
                         March 1996. Executive Vice President, McInnes Steel since March 1998. Vice President, McInnes Steel from
                         March 1996 to March 1998.

Anthony A. Montani       President and Chief Operating Officer, McInnes Steel
                         Company and Subsidiaries, since March 1996.

Robert J. Fulton         Director, since 1993.

David L. Hart            Director, since 1989.

Richard C. Klaffky       Director, since 1996.

Mervyn H. Manning        Director, since 1996.

David R. Schroder        Director, since 1996.

Thomas E. Seiple         Director, since 1988.


Information concerning the backgrounds and occupations for directors and executive officers is as follows:


George H. Wells, age 54, currently a director, is Chairman of the Board, President and Chief Executive Officer of the Corporation. From 1990 to October 1991, he served as President and Chief Executive Officer of Doehler-Jarvis, a Toledo, Ohio-based producer of die cast and semi-permanent mold aluminum components utilized by the automotive industry and in general industrial applications. From 1985-1989, he served as President and Chief Operating Officer and as a Director of National Forge Company of Irvine, Pennsylvania, which produced precision machined components. Mr. Wells has been a Director since 1992.

William C. Davis, age 52, currently a Director, is Chairman of the board of Continental Capital Corporation. He graduated from Ohio Northern University in 1968 with a degree in Business Administration. He has more than 20 years of experience in finance, marketing and business. Mr. Davis has been a Director since 1988.

Robert J. Fulton, age 55, currently a Director, President and Chief Executive Officer of Hoeganaes Steel Company, a major supplier of powder metals, previously served Centrum as an officer and consultant. From

1990 until December 1992, he served as Executive Vice President and Chief Operating Officer of Doehler-Jarvis, a Toledo-based producer of die cast and semi-permanent mold aluminum components utilized by the automotive industry and in general industrial applications. From 1986 through 1990, he served as a Director and Executive Vice President in charge of marketing and manufacturing of National Forge Company of Irvine, Pennsylvania, which produced precision machined components. Mr. Fulton has been a Director since 1993.

David L. Hart, age 53, currently a Director, attended Colgate University. He has worked as a manufacturer's representative in the automotive industry, and for over five years has been the president of LeeHart Associates, in Toledo, Ohio. Mr. Hart has been a Director since 1989.

Thomas E. Seiple, age 52, currently a Director, graduated from Bowling Green State University in 1967, with a degree in Business Administration. For the past six years he has been the President of United Roofing & Sheet Metal, Inc., a regional fabricator and construction business located in Toledo, Ohio. Mr. Seiple has been a Director since 1988.

David R. Schroder, age 55, currently a Director, is President of InvestAmerica Investment Advisors, Inc. and InvestAmerica N.D. Management Inc. These two companies manage MorAmerica Capital Corporation and the North Dakota Small Business Investment Company respectively, both of whom are lenders to Centrum. Mr. Schroder holds a BS degree from Georgetown University, as well as an MBA from the University of Wisconsin. Mr. Schroder has been a Director since 1996.

Richard C. Klaffky, age 51, currently a Director, is President and Chief Executive Officer of First New England Capital LP, a lender to Centrum. Mr. Klaffky is a member of the Board of Governors of the National Association of Small Business Investment Companies and serves on the boards of several companies. Mr. Klaffky holds a BA from Brown University and an MBA from Columbia University. Mr. Klaffky has been a Director since 1996.

Mervyn H. Manning, age 65, currently a Director, is a retired senior executive of Ford Motor Company, where he had overall responsibility for Latin American and Asian Automotive Operations. Mr. Manning is a Director of several companies and has recently served as the Chairman of Sinai Hospital of Detroit. Mr. Manning holds a BBA from the University of Michigan, as well as an MBA from Harvard Business School. Mr. Manning has been a Director since 1996.

Timothy M. Hunter, age 35, was appointed Chief Financial Officer, Treasurer and Assistant Secretary in August 1996 and Secretary in 1997. He has been Executive Vice-President and Chief Financial Officer of McInnes Steel Company since March 1998 and formerly served as Vice President and Chief Financial Officer from March 1996 to March 1998. He has been with McInnes Steel Company since 1986, where he served as Treasurer, prior to March 1996. Mr. Hunter is a certified public accountant.

Anthony A. Montani, age 59, has been President and Chief Operating Officer of McInnes Steel Company since March 1996. He has been active in the forging industry for over 30 years. He has been with McInnes Steel Company for over 25 years, serving in his most recent capacity as Vice-President of Sales and Marketing.


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

Based solely upon the reports and related information furnished to the Company, the Company believes that all such filing requirements were complied with in a timely manner during and with respect to 1998.

ITEM 11.  EXECUTIVE COMPENSATION

The following table shows compensation paid or awarded by Centrum during the fiscal years ended March 31, 1998, 1997, and 1996 to the current executive officer of Centrum and the other executive officers of the Company for services in all capacities.

                           SUMMARY COMPENSATION TABLE


                                                  Annual Compensation
                                      --------------------------------------------      Long term
                                                                                        compensation
Name and                                                              Other annual      ------------
principal position         Year         Salary         Bonus        compensation (1)     Options (#)
George H. Wells            1998       $ 210,000      $ 151,085      $   7,697                450,000
Chief Executive Officer    1997       $ 189,600      $ 114,100      $   6,860                100,000
                           1996       $ 175,000      $  56,000      $   6,860                150,000


Timothy M. Hunter          1998       $ 121,731      $  36,899      $   6,166                 55,671
Chief Financial Officer    1997       $ 101,339      $  33,385      $   6,085                  1,898
                           1996       $  64,523                     $   6,044                169,133

Anthony A. Montani         1998       $ 151,769      $  40,587      $   6,379                 55,671
Chief Operating Officer    1997       $ 141,185      $  33,385      $   6,389                  1,898
McInnes Steel Company      1996       $ 106,769                     $   6,439                216,200
and Subisidiaries

-------------------
(1)  Automobile Lease

                             OPTION GRANTS IN 1998
                         For Named Executive Officers


                           Number of       Percent of
                            securities    total options
                           underlying      granted to       Exercise or
                             options      employees in      base price        Expiration            Grant date
                             granted       fiscal year       per share           Date                value (1)
                           --------------------------------------------       -------------------------------
George H. Wells                450,000        53.4%         $     2.00        August 27, 2007       $ 558,000
Timothy M. Hunter               55,671         6.6%               2.00        July 21, 2007            68,921
Anthony A. Montani              55,671         6.6%               2.00        July 21, 2007            68,921

-----------------

1)Based on the Constant Elasticity Variance of the Black-Scholes model using the following assumptions: (a) a ten year option term; (b) 36% volatility rate; and
(c) 0% dividend yield. Actual gain, if any, is dependent upon the actual performance of the shares of common stock underlying these options. There is no assurance that the amounts shown in this column will be achieved.

No options were exercised during the fiscal year ended March 31, 1998 by any of the named executives included in the summary compensation table.

EXECUTIVE COMPENSATION (INCLUDING TERMINATION OF EMPLOYMENT) AGREEMENTS


The following table sets forth information concerning the aggregate number of options held and the value of unexercised "in-the-money" options held at March 31, 1998 (the difference between the aggregate exercise price of all such options held and the market value of the shares covered by such options at March 31, 1998).

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAREND OPTION VALUES


                                          Number of Securities                        Value of Unexercised
                                        Underlying Unexercised                            In-the-Money
                                             Options/SARs at                            Options/SARs at
                                           Fiscal Year end (#)                        Fiscal Year end($)
                                     ---------------------------------------------------------------------------
         Name                        Exercisable       Unexercisable             Exercisable       Unexercisable
         --------------------------------------------------------------------------------------------------------
         George H. Wells              416,667           450,000                 $  304,167        $      ----

         Timothy M. Hunter            226,702             -----                 $   80,238        $      ----

         Anthony A. Montani           273,769             -----                 $  110,982        $      ----



Mr. George Wells has an employment agreement with the Company which provides for an annual salary of $210,000. In addition to his salary, Mr. Wells is entitled to receive a performance bonus of 5% of Centrum's consolidated before tax profit. The agreement also calls for an annual stock or cash bonus to be awarded at the discretion of the Board. The contract has an annual term, which renews automatically unless terminated by either party in writing 60 days prior to the expiration date.

During 1998, Mr. Wells was granted a stock option for 450,000 shares of common stock. The options are exercisable and vested upon the attainment of certain sales levels and earnings before interest and taxes during future fiscal years. These levels were not attained during 1998 and, therefore, none of the options vested.

The employment agreement with Mr. Wells provides for the termination of Mr. Wells for cause. In the event that Mr. Wells is terminated for any reason other than cause prior to expiration of the agreement, he is entitled to severance compensation of nine months salary, any discretionary bonus awarded but not yet paid, and the pro rata amount of the performance bonus earned prior to termination.

Mr. William Davis resigned as Vice President and Secretary of the Company effective December 3, 1997. Mr. Davis did not receive compensation for services rendered in this capacity and was not involved in the daily operations of the Corporation. See directors compensation with respect to Mr. Davis' compensation as a director.

Messrs. Timothy Hunter and Anthony Montani entered into employment agreements with McInnes Steel Company, a subsidiary of Centrum, dated February 29, 1996 which have a three year term. The agreements automatically renew from year to year on the anniversary commencing on the expiration of the three year term unless terminated by either party in writing 30 days prior to the expiration date. Mr. Hunter's annual salary from McInnes is $106,000 and Mr. Montani's annual salary is $160,000. Both salaries are to be increased annually by a minimum of the greater of the change in the CPI or 4% per year. In addition to their salaries,

Messrs. Hunter and Montani are entitled to cash bonuses. The aggregate bonus amount paid to Messrs. Hunter and Montani is to be 3.125% of the McInnes pre-tax income.

The contracts provide for the termination of Messrs. Hunter and Montani for cause. In the event that either Mr. Hunter or Mr. Montani is terminated for any reason other than cause prior to expiration of the agreement, he is entitled to monthly severance compensation of his base monthly salary reduced by any salary or consulting income received from any source for the remaining term of the agreement for a minimum period of one year. In addition, to his employment agreement with McInnes, Mr. Hunter is compensated $24,000 annually as an employee of Centrum.

Messrs. Wells, Hunter and Montani are eligible to participate in the Company's 401(K) plans. Substantially all salaried employees are eligible to participate in the plans. The Company contributes to the plans and the Company's contribution is allocated to the accounts of the plan participants on a nondiscriminatory basis.


DIRECTORS' FEES AND COMPENSATION

Directors who are employees of the Company or any subsidiary do not receive any fees for Board or committee service. The Company reimburses all directors for travel, lodging, and related expenses that they may incur in attending Board and committee meetings.

During 1998, the seven non-employee directors received $2,500 for each Board meeting attended subsequent to April 1, 1996 and $1,000 for each committee meeting attended subsequent to April 1, 1996. During 1998, the Company paid aggregate fees of $132,500 to the current directors, and $5,000 for services rendered in 1997 to a former director.

The following table sets forth the stock option grants received by Directors during 1998 No options were exercised for the fiscal year ended March 31, 1998 by any of the Directors included in the option grant table.


                              OPTION GRANTS IN 1998
                             For Board of Directors

                             Number of
                            securities    Percentage of
                            underlying    total options    Exercise or
                             options       granted in       base price           Expiration     Grant date
                             granted       fiscal year       per share             date          value (1)
                           ---------------------------------------------     ------------------  ---------
William C. Davis              15,000         1.6%           $2.00            September 1, 2007   $  18,645

Robert J. Fulton              15,000         1.6%           $2.00            September 1, 2007   $  18,645

David L. Hart                 15,000         1.6%           $2.00            September 1, 2007   $  18,645

Richard C. Klaffky            15,000         1.6%           $2.00            September 1, 2007   $  18,645

Mervyn H. Manning             15,000         1.6%           $2.00            September 1, 2007   $  18,645

David R. Schroder             15,000         1.6%           $2.00            September 1, 2007   $  18,645

Thomas E. Seiple              15,000         1.6%           $2.00            September 1, 2007   $  18,645



-----------------

(1) Based on the Constant Elasticity Variance of the Black-Scholes model using the following assumptions: (a) a ten year option term; (b) 36% volatility rate; and (c) 0% dividend yield. Actual gain, if any, is dependent upon the actual performance of the shares of common stock underlying these options. There is no assurance that the amounts shown in this column will be achieved.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the number of shares of Common Stock beneficially owned as of May 31, 1998 by each director and nominee, each of the executive officers named in the Summary Compensation Table included elsewhere herein, all directors and executive officers of the Company as a group, and each 5% holder.


                                               Number of shares of Centrum
                                                      common stock
                                          beneficially owned    % of class
                                          ------------------    -----------
    George H. Wells (a)                         584,940             4.9
    William C. Davis (b)                        130,000             1.1
    Timothy M. Hunter (c)                       238,702             2.0
    Anthony A. Montani (d)                      273,769             2.3
    Robert J. Fulton (e)                        472,939             3.9
    David L. Hart (f)                           260,418             2.2
    Mervyn Manning (g)                           65,000             0.5
    Thomas E. Seiple (h)                        137,163             1.1
    MorAmerica Capital Corp (i)(l)              646,480             5.4
    North Dakota Small Business                 255,064             2.1
      Investment Company (j)(l)
    First New England Capital Limited           394,948             3.3
      Partnership (k)(l)
    All current directors and executive
      officers of the company as group        3,459,423            28.8

The beneficial owner has sole voting and investment power with respect to all shares listed, unless otherwise noted.
(a) Includes 416,667 shares Mr. Wells currently has the right to acquire pursuant to stock options; includes 1,606 shares with respect to Mr. Wells' ownership of shares held by Seneca Sheet Metal.
(b) Includes 130,000 shares Mr. Davis currently has the right to acquire pursuant to stock options.
(c) Includes 226,702 shares Mr. Hunter currently has the right to acquire pursuant to stock options.
(d) Includes 273,769 shares Mr. Montani currently has the right to acquire pursuant to stock options.
(e) Includes 296,667 shares Mr. Fulton currently has the right to acquire pursuant to stock options; includes 1,605 shares with respect to Mr. Fulton's ownership of shares held by Seneca Sheet Metal.
(f) Includes 30,000 shares Mr. Hart currently has the right to acquire pursuant to stock options; includes 29,085 shares held by Mr. Hart's wife with respect to which she has sole voting and dispositive power.
(g) Includes 15,000 shares Mr. Manning has the right to acquire pursuant to stock options; includes 50,000 shares held by the Mervyn H. Manning Trust.
(h) Includes 30,000 shares Mr. Seiple currently has the right to acquire pursuant to stock options.
(i) Includes 635,724 shares MorAmerica Capital Corporation currently has the right to acquire pursuant to a note and warrant purchase agreement with the holders of the 11% convertible subordinated debt; includes 10,756 shares, MorAmerica Capital Corporation has the right to acquire pursuant to the assignment of a stock option from David Schroder.
(j) Includes 250,820 shares The North Dakota Small Business Investment Company currently has the right to acquire pursuant to a note and warrant purchase agreement with the holders of the 11% convertible subordinated debt; includes 4,244 shares, North Dakota Small business has the right to acquire pursuant to the assignment of a stock option from David Schroder.

(k) Includes 379,948 shares First New England Capital, LP currently has the right to acquire pursuant to a note and warrant purchase agreement with the holders of the 11% convertible subordinated debt; includes 15,000 shares, First New England Capital has the right to acquire pursuant to the assignment of a stock option from Richard Klaffky.
(l) MorAmerica Capital Corporation, The North Dakota Small Business Investment Company and First New England Capital, LP as group have beneficial ownership in excess of 10% of the Company's common stock.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Continental Capital, Inc. (Continental) is a shareholder of the Company and its Chairman and Chief Executive Officer was, from 1988 to 1995, a Director and Chief Executive Officer of the Company and has been a Director since June 1995. Mr. Davis was Vice President and Secretary for the period of December 1995 to December 1997. In 1996 and 1995, the Company paid $47,500 and $15,000, respectively, to Continental for fees relating to the issuance of debt. In 1997 and 1996, the Company paid Continental $274,000 and $85,000 for fees relating to the issuance of stock.

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

         10.13 Amended and Restated Employment Agreement with George H. Wells executed November 18, 1996 (filed as Exhibit 10.13 to the Company's Report on Form 10-K for the fiscal year ended March 31, 1997, file number 0-9607, and incorporated herein by reference).

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

         10.18 Stock Option Agreement with Anthony A. Montani (filed as Exhibit
               10.18 to the Company's Report on Form 10-K for the fiscal year ended March 31, 1996, file number 0-9607, and incorporated herein by reference).

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

         10.24 Model Board of Directors Stock Option Agreement (filed as Exhibit
               10.24 to the Company's Report on Form 10-Q for the quarter ended December 31, 1996, file number 0-9607, and incorporated herein by reference).

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

         10.29 Amendment No. 1 to Loan Agreement with Huntington National Bank dated January 1, 1997 (filed as Exhibit 10.29 to the Company's Report on Form 10K in the fiscal year ended March 31, 1998, file number 0-9607, and incorporated herein by reference.

         10.30 Model Employee Stock Option Agreement (filed as Exhibit 10.30 to the Company's Report on Form 10-Q for the quarter ended June 30, 1997, file number 0-9607, and incorporated herein by reference).

         10.31 Stock Option Agreement with Timothy M. Hunter dated July 21, 1997 (filed as Exhibit 10.31 to the Company's Report on Form 10-Q for the quarter ended June 30, 1997, file number 0-9607, and incorporated herein by reference).

         10.32 Stock Option Agreement with Anthony A. Montani dated July 21, 1997 (filed as Exhibit 10.32 to the Company's Report on Form 10-Q for the quarter ended June 30, 1997, file number 0-9607, and incorporated herein by reference.

         10.33 Amendment to Amended and Restated Employment Agreement with George H. Wells executed June 27, 1997 (filed as Exhibit 10.33 to the Company's Report on Form 10-Q for the quarter ended June 30, 1997, file number 0-9607, and incorporated herein by reference).

         10.34 Stock Option Agreement with George H. Wells, dated August 26, 1997 (filed as Exhibit 4.8 to the Company's Registration Statement under the Securities act of 1933 on Form S-8, filed with the commission on September 3, 1997, number 0-9607, and incorporated herein by reference.

         10.35 Stock Option Agreement with William C. Davis, dated May 7, 1997, memorializing options granted April 15, 1995 (filed as Exhibit
               4.20 to the Company's Registration Statement under the Securities act of 1933 on Form S-8, filed with the commission on September 3, 1997, file number 0-09607, and incorporated herein by reference.

         10.36 Stock Option Agreement with George H. Wells, dated May 7, 1997, memorializing options granted April 15, 1995 (filed as Exhibit
               4.21 to the Company's Registration Statement under the Securities act of 1933 on Form S-8, filed with the commission on September 3, 1997, file number 0-09607, and incorporated herein by reference.

         10.37 Stock Option Agreement with George H. Wells, Dated August 15, 1995 (filed as Exhibit 4.22 to the Company's Registration Statement under the Securities act of 1933 on Form S-8, filed with the Commission on September 3, 1997, file number 0-9607, and incorporated herein by reference).

         10.38 Stock Option Agreement with Robert J. Fulton, Dated August 15, 1995 (filed as Exhibit 4.23 to the Company's Registration Statement under the Securities act of 1933 on Form S-8, filed with the Commission on September 3, 1997, file number 0-9607, and incorporated herein by reference).


         10.39 Stock Option Agreement with Robert J. Fulton, Dated January 10, 1993 (filed as Exhibit 4.24 to the Company's Registration Statement under the Securities act of 1933 on Form S-8, filed with the Commission on September 3, 1997, file number 0-9607, and incorporated herein by reference).

         10.40 Model Directors Stock Option Agreement for options dated September 1, 1997 (filed as Exhibit 4.25 to the Company's Registration Statement under the Securities act of 1933 on Form S-8, filed with the Commission on September 3, 1997, file number 0-9607, and incorporated herein by reference).

         11    Computation of earnings per share (filed herewith).

         21 List of Subsidiaries of Centrum Industries, Inc. (filed herewith).

         27    Financial Data Schedules (filed herewith).


(b)      Reports on Form 8-K
No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended March 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Centrum has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CENTRUM INDUSTRIES, INC.

                                    By:  /s/ Timothy M. Hunter
                                         ----------------------------
                                             Timothy M. Hunter
                                             Chief Financial Officer
                                             June 9, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Centrum in the capacities and on the dates indicated.




             Signature                                  Date




/s/ George H. Wells                                     June 9, 1998
-----------------------    Principal
George H. Wells            Executive
Chief Executive Officer,   Member -  Officer
Board of Directors


/s/ Timothy M. Hunter                                   June 9, 1998
-----------------------    Principal
Timothy M. Hunter          Financial
Chief Financial Officer    Officer

/s/ William C. Davis                                    June 9, 1998
-----------------------
William C. Davis
Member Board of Directors


/s/ Robert J. Fulton                                    June 9, 1998
-----------------------
Robert J. Fulton
Member Board of Directors

/s/ David L. Hart                                       June 9, 1998
-----------------------
David L. Hart
Member Board of Directors

/s/ Richard C. Klaffky                                  June 9, 1998
-----------------------
Richard C. Klaffky
Member Board of Directors

/s/ Mervyn H. Manning                                   June 9, 1998
-----------------------
Mervyn H. Manning
Member Board of Directors

/s/ David R. Schroder                                   June 9, 1998
-----------------------
David R. Schroder
Member Board of Directors

/s/ Thomas E. Seiple                                    June 9, 1998
-----------------------
Thomas E. Seiple
Member Board of Directors

                                 Exhibit Index

Exhibit No.                      Description

11       Computation of earnings per share (filed herewith).

21       List of Subsidiaries of Centrum Industries, Inc. (filed herewith).

27       Financial Data Schedules (filed herewith).