Form 10-Q
period 1998-06-30
CENTRUM INDUSTRIES INC
filed 1998-08-14
CIK 351127

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark one)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1998

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to ___________

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

             ----------------------------------------------------

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes X   No
                     ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         CLASS                                 OUTSTANDING at August 14, 1998
---------------------------------       ----------------------------------------
Common Stock - $.05 Par Value                           8,403,501

                            CENTRUM INDUSTRIES, INC.

                                      INDEX


                                                                        Page

COVER                                                                    1

INDEX                                                                    2

PART   I  -   FINANCIAL INFORMATION

         ITEM 1:  Financial Statements

                  Condensed Consolidated Balance Sheets
                  as of June 30, 1998 and March 31,1998.                 3

                  Condensed Consolidated Statements of
                  Income for the three months ended
                  June 30, 1998 and 1997.                                4

                  Condensed Consolidated Statements of
                  Cash Flows for the three months ended
                  June 30, 1998 and 1997.                                5

                  Notes to Condensed Consolidated
                  Financial Statements                                   6

         ITEM 2:  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations          8



PART II - OTHER INFORMATION

         ITEM 6:  Exhibits and Reports on Form 8-K                      12


SIGNATURES                                                              13

CENTRUM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET   (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                     JUNE 30,                 MARCH 31,
                                                                                       1998                     1998
ASSETS
Current assets:
     Cash and cash equivalents                                                      $    465,715               $  1,297,720
     Accounts receivable, less allowance for doubtful
      accounts of $122,890 and $88,181, respectively                                  14,078,702                 14,814,897
     Cost and estimated earnings in excess of
      billings on uncompleted contracts                                                  581,088                     26,018
     Inventories, net                                                                 13,062,393                 13,211,207
     Prepaid expenses and other                                                        1,258,217                  1,044,294
                                                                                    ------------               ------------
          Total current assets                                                        29,446,115                 30,394,136
Property, plant and equipment, net                                                    17,606,076                 17,204,135
Other assets                                                                           5,320,884                  5,573,451
                                                                                    ------------               ------------
          Total assets                                                              $ 52,373,075               $ 53,171,722
                                                                                    ============               ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Bank lines of credit                                                           $ 14,808,043               $ 13,345,447
     Current portion of long-term debt                                                 3,239,086                  3,239,086
     Accounts payable                                                                 10,072,257                 11,278,808
     Accrued expenses and other                                                        2,425,881                  3,425,603
                                                                                    ------------               ------------
          Total current liabilities                                                   30,545,267                 31,288,944
                                                                                    ------------               ------------
Long-term debt, less current portion                                                  10,839,723                 11,180,914
                                                                                    ------------               ------------
Other liabilities                                                                        828,412                    577,564
                                                                                    ------------               ------------
Commitments and contingent liabilities                                                         -                          -
                                                                                    ------------               ------------
Shareholders' equity:
     Preferred stock - $.05 par value, 1,000,000 shares
      authorized, 70,000 issued and outstanding (liquidation
      preference of $10 per share)                                                         3,500                      3,500
     Common stock - $.05 par value, 15,000,000 shares
      authorized, 8,403,501 issued and
      outstanding at June 30, and March 31, 1998                                         420,175                    420,175
     Additional paid-in capital                                                        8,025,847                  7,992,847
     Retained earnings                                                                 1,710,151                  1,707,778
                                                                                    ------------               ------------
          Total shareholders' equity                                                  10,159,673                 10,124,300
                                                                                    ------------               ------------
          Total liabilities and shareholders' equity                                $ 52,373,075               $ 53,171,722
                                                                                    ============               ============

CENTRUM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENT   (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                      FOR THE THREE MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                     1998                        1997
Net Sales                                                                        $ 20,661,357                 $ 17,055,717
Cost and expenses:
     Cost of goods sold                                                            15,103,851                   12,391,988
     Depreciation                                                                     426,951                      408,485
                                                                                 ------------                 ------------
     Gross margin                                                                   5,130,555                    4,255,244

     Selling, general and administrative expenses                                   4,366,539                    3,022,179
                                                                                 ------------                 ------------

Operating income                                                                      764,016                    1,233,065
                                                                                 ------------                 ------------

Other (income) expense:
     Interest expense                                                                 802,913                      664,476
     Other                                                                            (42,853)                     (33,679)
                                                                                 ------------                 ------------
          Total other expense, net                                                    760,060                      630,797

Income before income taxes                                                              3,956                      602,268

Provision for income taxes                                                              1,582                      213,604
                                                                                 ------------                 ------------

Net income                                                                       $      2,374                 $    388,664
                                                                                 ============                 ============

Basic income per common share:                                                   $       0.00                 $       0.05
                                                                                 ============                 ============

Diluted income per share:                                                        $       0.00                 $       0.05
                                                                                 ============                 ============

Weighted average number of common shares                                            8,403,501                    8,397,123
                                                                                 ============                 ============

Weighted average number of diluted common shares                                    8,515,412                    8,642,423
                                                                                 ============                 ============

CENTRUM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS  (UNAUDITED)
--------------------------------------------------------------------------------


                                                                               For the three months ended
                                                                                        June 30,
                                                                             1998                        1997
Net cash (used for) provided by
 operating activities                                                    $ (1,213,426)                $ 2,183,519

Cash flows from investing activities:
     Purchase of Taylor, net of cash acquired                                       -                  (6,784,734)
     Purchase of property and equipment                                      (739,984)                   (226,070)
     Other                                                                                                 22,991
                                                                         ------------                 -----------
                    Net cash used for investing activities                   (739,984)                 (6,987,813)
                                                                         ------------                 -----------

Cash flows from financing activities:
     Proceeds from issuance of acquisition debt                                     -                   6,463,431
     Net change in bank lines of credit                                     1,462,596                  (2,234,480)
     Repayments on term debt                                                 (341,191)                    (89,377)
     Proceeds from the issuance of common stock
      and warrants                                                                  -                         503
                                                                         ------------                 -----------
                    Net cash provided by financing activities               1,121,405                   4,140,077
                                                                         ------------                 -----------

Decrease in cash and cash equivalents                                        (832,005)                   (664,217)
Cash and cash equivalents at beginning of year                              1,297,720                   2,758,219
                                                                         ------------                 -----------
Cash and cash equivalents at end of period                                  $ 465,715                 $ 2,094,002
                                                                         ============                 ===========

                            CENTRUM INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting principally of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results of operations for the three month periods ended June 30, 1998 and 1997. Accounting policies followed by the Company are described in
Note 1 to the financial statements in its Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The condensed financial statements should be read in conjunction with the financial statements, including notes thereto, contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

The results of operations for the three month period ended June 30, 1998, are not necessarily indicative of the results to be expected for the full year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Certain amounts within the previous year's financial statements have been reclassified in order to be consistent with the current year presentation. In this document, years reflect the fiscal year ended March 31, unless otherwise noted.

NOTE B: COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS


Inventories consisted of the following:

                                                June 30, 1998       March 31, 1998
                                                -------------       --------------
Raw Materials                                   $ 6,677,299          $ 6,812,856
Work in Progress                                  5,587,292            5,636,341
Finished Goods                                      797,802              762,010
                                                -----------          -----------
Total Inventories                               $13,062,393          $13,211,207
                                                ===========          ===========

Other assets consisted of the following:

                                                June 30, 1998       March 31, 1998
                                                -------------       --------------
Deferred Income Tax Benefits                    $ 1,753,995          $ 2,016,576
Goodwill, less accumulated amortization of
$721,235 and $686,042, respectively               2,122,875            2,158,068
Debt Issuance Costs, less accumulated
amortization of $943,179 and $845,607,              383,273              480,845
respectively
Other Assets                                      1,060,741              917,962
                                                -----------          -----------
Total Other Assets                              $ 5,320,884          $ 5,573,451
                                                ===========          ===========


NOTE C: ACQUISITIONS


NOTE D: INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Net income used in the basic and diluted earnings per share calculations is the same for 1998. Net Income used in the 1997 diluted earnings per share was adjusted by $43,106 for interest expense reductions related to debt conversion. In addition, options and warrants to purchase 4.1 and 2.6 million shares of common stock were outstanding during first quarter of 1998 and 1997, respectively, but were not included in the computation of diluted earnings per share as the effects of converting the options and warrants would be antidilutive.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Summarized unaudited results of operations by business segment for the three month periods ended June 30, 1998 and 1997 are as follows:


RESULTS OF OPERATIONS                                                      % Change from
First quarter ended June 30                                                  Prior Year
                                                                           --------------
(Dollars in Thousands)                     1998                1997
  ====================================================================================
  NET SALES:
     Metal Forming           $          13,583      $          12,504             8.63%
     Material Handling                   6,147                  2,902           111.82%
     Motor  Production                     930                  1,649           -43.60%
     Corporate                               1                      1             0.00%
  ------------------------------------------------------------------------------------
                             $          20,661      $          17,056            21.14%
  ====================================================================================
  GROSS MARGIN:
     Metal Forming           $           3,497      $           3,201             9.25%
     Material Handling                   1,446                    727             98.8%
     Motor  Production                     188                    327           -42.51%
     Corporate                               0                      0             0.00%
  ------------------------------------------------------------------------------------
                             $           5,131      $           4,255            20.59%
  ====================================================================================
  OPERATING INCOME:
     Metal Forming           $           1,325      $           1,295             2.32%
     Material Handling                    -241                     39          -717.95%
     Motor  Production                     -34                    175          -119.43%
     Corporate                            -286                   -276             3.62%
  ------------------------------------------------------------------------------------
                             $             764      $           1,233           -38.04%
  ====================================================================================


INDUSTRY SEGMENTS
The percentage contributions of each industry segment to net sales and gross operating income during the quarter ending June 30.

                                          1998                   1997
=====================================================================
  NET SALES:
     Metal Forming                       65.7%                  73.3%
     Material Handling                   29.8%                  17.0%
     Motor  Production                    4.5%                   9.7%
  ------------------------------------------------------------------
                                        100.0%                 100.0%
  ==================================================================
  GROSS OPERATING INCOME:
  (1)
     Metal Forming                      126.2%                  85.8%
     Material Handling                  -23.0%                   2.6%
     Motor  Production                   -3.2%                  11.6%
  ------------------------------------------------------------------
                                        100.0%                 100.0%
  ==================================================================

(1) Gross operating income for the segments was computed without the corporate expenses.

CONSOLIDATED RESULTS

The Company's operations have been classified into four business segments: Metal Forming Operations, Material Handling Systems, Motor Production Systems, and Corporate office. The Metal Forming Operations segment manufactures steel forgings and seamless rolled rings for power generation, compressor, bearing, oil and gas, mining and specialty machine manufacturers, along with nonferrous castings for the glass container, pump and valve industries. The Material Handling Systems segment involves the design, manufacture, supply, and installation of material handling equipment for warehouse and distribution applications. The Motor Production Systems segment manufactures armature winding machines and complete production systems for the manufacturing of fractional horsepower motors.

Consolidated revenues have increased to $20.7 million from $17.1 million or 21.1% for the quarter over the comparable prior year period as a result of the acquisitions of MRR - Memphis (formerly known as Taylor Forge) and Northern during the preceding year. Consolidated revenues, excluding Northern and MRR - Memphis, for the quarter have decreased $2 million or 12.3% as a result of weakness in all three operating segments. In addition, although gross margin rates at the existing segments were comparable to prior year levels, SG&A, excluding acquisitions, increased by approximately $261,000 or 8.8% over the prior year. This increase was primarily the result of the installation of new administrative and management infrastructure at American Handling, Inc. (AHI) in order to support growth plans for this business. The revenue weakness in each segment coupled with increased SG&A were the primary factors causing the reduction in operating income to 3.7% of sales in the current quarter, and 3.1% of sales excluding acquisitions, as opposed to 7.2% in the prior year quarter. The effective tax rate utilized for the current quarter provision is 40%, as compared to a tax rate of 35% in the comparable prior year period.

Management believes that the segments will experience similar operating conditions during the second quarter. However, the third and fourth quarter operating results should realize the benefit of increasing backlogs in the material handling segment and expected stronger orders from power generation customers in the metal forming segment resulting in a return to quarterly operating margin levels achieved in the previous fiscal year. Management believes that the long-term fundamentals of each of the Company's business segments remain sound and the Company's most recent acquisitions (MRR - Memphis and Northern) will continue to enhance the long term prospects of the metal forming and material handling segments.


METAL FORMING OPERATIONS
Sales for the Metal Forming Operations increased over the prior year period by 8.7% or $1.1 million due to the inclusion of MRR - Memphis in the results of operations. Excluding acquisitions, revenues decreased by $595,000 or 5% as a consequence of the impact of the Asian economic crisis on orders from power generation customers. The revenue shortfall and the resulting effect on gross margin was the primary reason for the decrease in this segment's pretax income for the quarter to $758,000 or 5.6% of sales from $847,000 or 6.8% of sales in the prior year's quarter. The integration of MRR - Memphis into the Metal Forming Operations segment helped to bolster the segment's results by contributing operating income of $273,000 and pretax profits of $74,000 for the quarter.

Management expects that revenues will remain at current levels during the next quarter and second half results will reflect sustained revenue growth caused by anticipated new order activity from power generation customers. In addition, management will continue its focus on increased market penetration and reducing costs in order to improve operating performance at the segment.


MATERIAL HANDLING SYSTEMS

Sales increased at the Material Handling Systems segment during the current quarter as a result of the acquisition of Northern. Excluding Northern's sales of $3.9 million, the revenues at AHI decreased by approximately $700,000 or 24.2% of sales as business conditions and opportunities in the automotive after-market continue to decline. As a result of this, AHI has continued its focus on penetrating other sectors of the material handling market. The Company has received orders from such new market sectors as printing, plumbing and industrial supplies. Orders from these new sectors totaled approximately $1.8 million during the quarter and accounted for 46% of current AHI backlogs. However, because of the timing of booking and delivery cycles, these orders are expected to only benefit the revenue stream during the second half of fiscal 1999, and as a result of this, revenues are expected to remain at current levels during the second quarter. Selling, general and administrative expense as a percentage of sales increased to 27.4% in the current quarter, or 36.9% excluding the results of Northern, as compared to 23.7% in the prior year, primarily as a result of increased administrative infrastructure in order to support penetration into other market sectors by AHI coupled with lower sales volume. Operating income for the segment decreased to a loss of $241,000 for the quarter as opposed to income of $39,000 in the prior year quarter as a result of the reduced volume and higher SG&A discussed above.

Revenues and operating margins are expected to improve during the third and fourth quarter as the company begins to realize the benefit of growth into new sectors of the material handling market. Current backlogs for the segment of $6.7 million, an increase of 52.3% from $4.4 million at May 31, 1998, reflect this drive to diversify the revenue base.


MOTOR PRODUCTION SYSTEMS
Revenues decreased at the motor production system segment by 43.6% or $719,000 for the quarter mainly as a result of a shift in product mix at the segment. The prior year operating results benefited from the completion of a large order by the segment. The current shift in product mix is toward smaller component orders which generally have higher margins. The market for new production lines that manufacture fractional horsepower motors has been very slow for the past several quarters. This condition has been mainly the result of capacity saturation at the Original Equipment Manufacturer's (OEM's). As a result of these conditions, OEM's have been reluctant to idle existing production lines for rebuilds and replacements. The reduced revenues at the segment resulted in an operating loss of $34,000 as compared to operating income of $175,000 in the prior year quarter. Management anticipates that the market conditions discussed above will persist during the remainder of the fiscal year. The Company will continue its efforts to reduce costs in future quarters in order to improve operating performance at this segment.

LIQUIDITY AND CAPITAL RESOURCES
Cash used for operating activities for the three months ended June 30, 1998 totaled $1.2 million as opposed to cash provided by operating activities in the prior year quarter of $2.2 million. The primary use of cash during the current quarter was a reduction in accounts payable caused by the timing of certain vendor payments.

The primary sources of funds available to the Company in fiscal year 1999 for operations, planned capital expenditures and debt repayments include available cash, operating income and funds available under the line of credit agreement. Although the line of credit agreement places certain restrictions on the Company's ability to transfer cash between subsidiaries, management does not consider this restriction to be significant given the level of cash on hand at the individual subsidiaries and the existing credit facilities. Approximately $16 million of the Company's debt, including term debt and the revolving line of credit at the Metal Forming Operations segment, matures in March of 1999. As a result of this, management initiated efforts to refinance certain long term debt at the Metal Forming Operations segment during the first quarter of fiscal 1999. On August 7, 1998, $6.2 million of this indebtedness was refinanced pursuant to a Promissory Note and Master Security Agreement with a new lender. The new note will mature in five years and bears interest at a fixed rate of 9.25%. In addition, in conjunction with this refinancing, the Company's existing senior lender has agreed to reduce certain fees, this coupled with reduced rates of interest on borrowings under the existing revolving line of credit, is expected to yield savings of approximately $200,000 over the course of the next year. The sources of funds discussed above will still not be sufficient to satisfy the remaining maturity of the revolving line of credit in March of 1999. However, management intends to either replace this facility prior to maturity or renegotiate the existing facility with the existing senior lender prior to maturity. Management believes that, with the exception discussed above, sufficient funds for operations, debt repayments and acquisitions can be raised through cash flows generated by the operating subsidiaries, funds available under the line of credit agreement, and from sales of the Company's securities.

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are indicated by words or phrases such as "anticipate," "estimate," "projects," "management believes," and similar words or phrases. Such statements are subject to certain risks, uncertainties or assumptions, and are based on management's current expectations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

PART II - OTHER INFORMATION

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K
(B):  Reports on Form 8-K


None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               CENTRUM INDUSTRIES, INC.
                                                        (Registrant)




Date  August  14, 1998                         By: /s/ Timothy M. Hunter
      ----------------                             ---------------------
                                                    Timothy M. Hunter
                                                    Chief Financial Officer

                                  EXHIBIT INDEX


         Exhibit No.        Description

         EX 10.41           Master Security Agreement dated as of
                            July 17, 1998 by and among General Electric
                            Capital Corporation, McInnes Steel Company, and Taylor Forge Company.

         EX 10.42 Promissory Note dated as of August 7, 1998 by and among General Electric Capital
                            Corporation, McInnes Steel Company, and
                            Taylor Forge Company.

         EX 10.43           Amendment to Amended and Restated
                            Employment Agreement with George H. Wells dated June 10, 1998.

         EX 27              Financial Data Schedule