Form 10-Q
period 1998-09-30
CENTRUM INDUSTRIES INC
filed 1998-11-16
CIK 351127

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark one)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1998

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934.

For the transition period from           to
                              ----------    -----------

Commission file number  0-9607
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

            --------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X .No .

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         CLASS                                   OUTSTANDING at November 4, 1998
         -----                                   -------------------------------
Common Stock - $.05 Par Value                               8,406,001

                            CENTRUM INDUSTRIES, INC.

                                      INDEX


                                                                           Page

COVER                                                                        1

INDEX                                                                        2

PART   I  -   FINANCIAL INFORMATION

         ITEM 1:  Financial Statements

                  Condensed Consolidated Balance Sheets
                  as of September 30, 1998 and March 31,1998.                3

                  Condensed Consolidated Statements of
                  Income for the three month and six month
                  periods ended September 30, 1998 and 1997.                 4

                  Condensed Consolidated Statements of
                  Cash Flows for the six month periods
                  ended September 30, 1998 and 1997.                         5

                  Notes to Condensed Consolidated
                  Financial Statements                                       6

         ITEM 2:  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations              8



PART II - OTHER INFORMATION

         ITEM 1:  Legal Proceedings                                          12

         ITEM 6:  Exhibits and Reports on Form 8-K                           12


SIGNATURES                                                                   13

CENTRUM INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET   (UNAUDITED)
--------------------------------------------------------------------------------
IN THOUSANDS, EXCEPT FOR SHARE DATA

                                                                                            SEPTEMBER 30,       MARCH 31,
                                                                                                1998              1998
ASSETS
Current assets:
     Cash and cash equivalents                                                                $   182           $ 1,298
     Accounts receivable, less allowance for doubtful
      accounts of $125 and $88, respectively                                                   15,958            14,815
     Cost and estimated earnings in excess of
      billings on uncompleted contracts                                                           507                26
     Inventories, net                                                                          13,828            13,211
     Prepaid expenses and other                                                                 1,262             1,044
                                                                                              -------           -------
          Total current assets                                                                 31,737            30,394
Property, plant and equipment, net                                                             18,264            17,204
Other assets                                                                                    5,481             5,573
                                                                                              -------           -------
          Total assets                                                                        $55,482           $53,171
                                                                                              =======           =======


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Bank lines of credit                                                                     $13,272           $13,345
     Current portion of long-term debt                                                          3,034             3,239
     Accounts payable                                                                          12,995            11,279
     Accrued expenses and other                                                                 3,376             3,426
                                                                                              -------           -------
          Total current liabilities                                                            32,677            31,289
                                                                                              -------           -------
Long-term debt, less current portion                                                           12,119            11,180
                                                                                              -------           -------
Other liabilities                                                                                 559               577
                                                                                              -------           -------
Commitments and contingent liabilities                                                             --                --
                                                                                              -------           -------

Shareholders' equity:
     Preferred stock - $.05 par value, 1,000,000 shares authorized, 70,000 issued and outstanding (liquidation
      preference of $10 per share)                                                                  4                 4
     Common stock - $.05 par value, 15,000,000 shares
      authorized, 8,406,001 issued and
      outstanding at September 30, and March 31, 1998                                             420               420
     Additional paid-in capital                                                                 8,028             7,993
     Retained earnings                                                                          1,675             1,708
                                                                                              -------           -------
          Total shareholders' equity                                                           10,127            10,125
                                                                                              -------           -------
          Total liabilities and shareholders' equity                                          $55,482           $53,171
                                                                                              =======           =======

CENTRUM INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENT   (UNAUDITED)
--------------------------------------------------------------------------------
IN THOUSANDS, EXCEPT FOR SHARE DATA



                                                                    FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                                           SEPTEMBER 30,                     SEPTEMBER 30,
                                                                       1998             1997             1998             1997
Net sales                                                          $   19,949       $   18,784       $   40,610       $   35,840
Cost and expenses:
     Cost of goods sold                                                14,488           13,635           29,548           26,033
     Depreciation                                                         451              468              877              869
                                                                   ----------       ----------       ----------       ----------
     Gross margin                                                       5,010            4,681           10,185            8,938

     Selling, general and administrative expenses                       4,276            3,400            8,644            6,390
     Amortization                                                          35               35               70               70
                                                                   ----------       ----------       ----------       ----------

Operating income                                                          699            1,246            1,471            2,478
                                                                   ----------       ----------       ----------       ----------

Other (income) expense:
     Interest expense                                                     765              797            1,584            1,466
     Other                                                                 (8)             (56)             (59)             (96)
                                                                   ----------       ----------       ----------       ----------
          Total other expense, net                                        757              741            1,525            1,370

Income (loss)  before income taxes                                        (58)             505              (54)           1,108

Provision for income taxes                                                (23)             183              (21)             397
                                                                   ----------       ----------       ----------       ----------

Net income (loss)                                                  $      (35)      $      322       $      (33)      $      711
                                                                   ==========       ==========       ==========       ==========

Basic income per common share:                                     $      .00       $     0.04       $      .00       $     0.08
                                                                   ==========       ==========       ==========       ==========

Diluted income per common share:                                   $      .00       $     0.04       $      .00       $     0.08
                                                                   ==========       ==========       ==========       ==========

Weighted average number of common shares                            8,405,186        8,446,075        8,404,348        8,421,733
                                                                   ==========       ==========       ==========       ==========

Weighted average number of diluted common shares                    9,116,569        8,686,146        8,935,804        9,234,832
                                                                   ==========       ==========       ==========       ==========

CENTRUM INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS  (UNAUDITED)
--------------------------------------------------------------------------------
IN THOUSANDS



                                                                                            FOR THE SIX MONTHS ENDED
                                                                                                  SEPTEMBER 30,
                                                                                            1998                 1997
Net cash  provided by
 operating activities                                                                      $   406              $ 2,701

Cash flows from investing activities:
     Purchase of Taylor, net of cash acquired                                                 --                 (6,839)
     Purchase of property and equipment                                                     (1,875)                (413)
     Other                                                                                    (325)                  82
                                                                                           -------              -------
                    Net cash used for investing activities                                  (2,200)              (7,170)
                                                                                           -------              -------

Cash flows from financing activities:
     Proceeds from issuance of acquisition debt                                               --                  6,463
     Proceeds from the issuance of debt                                                      6,165                 --
     Repayments on long term debt                                                           (5,432)                (275)
     Net change in bank lines of credit                                                        (73)              (2,906)
     Proceeds from the issuance of common stock
      and warrants                                                                               2                    2
                                                                                           -------              -------
                    Net cash provided by financing activities                                  662                3,284
                                                                                           -------              -------

Decrease in cash and cash equivalents                                                       (1,132)              (1,185)
Cash and cash equivalents at beginning of period                                             1,314                2,758
                                                                                           -------              -------
Cash and cash equivalents at end of period                                                 $   182              $ 1,573
                                                                                           =======              =======

                            CENTRUM INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting principally of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results of operations for the three month and six month periods ended September 30, 1998 and 1997. Accounting policies followed by the Company are described in Note 1 to the financial statements in its Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The condensed consolidated financial statements should be read in conjunction with the financial statements, including notes thereto, contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

The results of operations for the three month and six month periods ended September 30, 1998, are not necessarily indicative of the results to be expected for the full year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Certain amounts within the previous year's financial statements have been reclassified in order to be consistent with the current year presentation. In this document, years reflect the fiscal year ended March 31, unless otherwise noted.

NOTE B: COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS (in 000's)

Inventories consisted of the following:

                                                 September 30, 1998   March 31, 1998
                                                 ------------------   --------------
Raw Materials                                    $            6,532   $        6,813
Work in Progress                                              6,678            5,737
Finished Goods                                                  618              661
                                                 ------------------   --------------
Total Inventories                                $           13,828   $       13,211
                                                 ==================   ==============

Other assets consisted of the following:
                                                 September 30, 1998   March 31, 1998
                                                 ------------------   --------------

Deferred Income Tax Benefits                     $            1,762   $        2,017
Goodwill, less accumulated amortization of
$756 and $686, respectively                                   2,088            2,158
Debt Issuance Costs and Intangibles, less
accumulated amortization of $1,029 and                        1,182              953
$846, respectively
Other Assets                                                    449              445
                                                 ------------------   --------------
Total Other Assets                               $            5,481   $        5,573
                                                 ==================   ==============

NOTE C: INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Net income used in the basic and diluted earnings per share calculations is the same for the three and six month periods ended September 30,1998 and 1997. In addition, options and warrants to purchase 1.3 and 1.9 million shares of common stock were outstanding during the three and six month periods ending September 30, 1998 and 1997, respectively, but were not included in the computation of diluted earnings per share as the effects of converting the options and warrants would be antidilutive.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Summarized unaudited results of operations by business segment for the three and six month periods ended September 30, 1998 and 1997.

                                     For the Quarter Ended       % change         For the Six Months Ended       %change
                                         September 30,           from prior              September 30,           from prior
RESULTS OF OPERATIONS                ---------------------         year           ------------------------         year
(in 000's)                           1998            1997                              1998           1997
===========================================================================================================================

NET SALES:
             Metal Forming           $ 12,781       $ 12,808        -0.21%           $ 26,365       $ 25,311         4.16%
             Material Handling          6,297          4,780        31.73%             12,444          7,681        62.00%
             Motor Production             871          1,196       -27.17%              1,801          2,845       -36.69%
             Corporate                      0              1       -99.96%                  1              2       -63.77%
                                     --------       --------                         --------       --------
                                     $ 19,949       $ 18,784         6.20%           $ 40,610       $ 35,840        13.31%
===========================================================================================================================

GROSS MARGIN:
             Metal Forming            $ 3,396       $  3,377         0.55%           $  6,893       $  6,572         4.88%
             Material Handling          1,429          1,035        38.02%              2,919          1,762        65.60%
             Motor Production             188            269       -29.96%                377            604       -37.70%
             Corporate                     (2)            (0)       38.02%                 (3)            (1)       65.60%
                                      -------       --------                         --------       --------
                                      $ 5,010       $  4,681         7.04%           $ 10,185       $  8,938        13.95%
===========================================================================================================================

OPERATING INCOME:
             Metal Forming            $ 1,280       $  1,290        -0.77%           $  2,605       $  2,584         0.82%
             Material Handling           (281)           187      -250.34%               (514)           225      -328.66%
             Motor Production               1             43       -97.43%                (33)           218      -115.11%
             Corporate                   (301)          (274)       10.01%               (587)          (549)        6.82%
                                      -------       --------                         --------        -------
                                      $   699       $  1,246       -43.89%           $  1,471       $  2,478       -40.64%
===========================================================================================================================

INDUSTRY SEGMENTS
The percentage contributions of each industry segment to net sales and gross operating income:

                                     For the Quarter Ended                           For the Six Months Ended
                                         September 30,                                    September 30,
                                     ---------------------                           ---------------------
                                       1998           1997                             1998           1997
=============================================================================================================
NET SALES:
             Metal Forming              64.1%          68.2%                            64.9%          70.6%
             Material Handling          31.6%          25.4%                            30.6%          21.4%
             Motor Production            4.4%           6.4%                             4.4%           7.9%
                                       -----          -----                            -----          -----
                                       100.0%         100.0%                           100.0%         100.0%
=============================================================================================================

GROSS OPERATING INCOME: (1)
             Metal Forming             128.0%          84.9%                           126.6%          85.4%
             Material Handling         -28.1%          12.3%                           -25.0%           7.4%
             Motor Production            0.1%           2.8%                            -1.6%           7.2%
                                       -----          -----                            -----          -----
                                       100.0%         100.0%                           100.0%         100.0%
=============================================================================================================

(1) Gross operating income for the segments was computed without corporate expenses.

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

Consolidated revenues have increased by $1.2 million or 6.2% for the quarter and by $4.8 million or 13.3% in the year-to-date results over the comparable prior year periods. The primary cause of this increase in revenue for the respective periods was the inclusion of Northern Steel Company (Northern) acquired in November of 1997, in the current year results offset by weakness in revenues at the Material Handling and Motor Production segments. Although gross margin rates on a consolidated basis were comparable to prior year periods, SG&A as a percentage of sales increased to 21.4% from 18.1% in the prior year quarter and to 21.3% versus 17.8% in the year-to-date comparison. The primary cause of this increase has been the reduction in sales volume in relation to SG&A levels in the Material Handling segment as management maintains the administrative infrastructure necessary to penetrate new market segments.

Operating income decreased to $699,000 or 3.5% of sales as compared to $1,246,000 or 6.6% of sales in the prior year quarter and $1,471,000 or 3.6% versus $2,478,000 or 6.9% in the comparable year-to-date results. Excluding acquisitions, operating income as a percentage of sales was 5.0% in the current quarter and 4.2% in the year-to-date results. The primary cause of this reduction was the revenue weakness in the Material Handling and Motor Production segments. The effective tax rate utilized for the current period tax provision is 40%, as compared to a tax rate of 36% in the comparable prior year periods.

Management believes that the second half operating results will realize the benefit of increasing backlogs in the Material Handling segment and expected stronger orders from power generation customers in the Metal Forming segment. However, the additional backlogs at the Material Handling segment will only begin to improve the segment's operating results later in the second half due to the extended cycle times typical in this segment. The impact of the Asian economic crisis on global capital goods markets will continue to offset the expected growth in power generation orders at the Metal Forming operations segment and revenue trends in the second half are expected to be comparable to prior year levels. Management believes that the Company's most recent acquisitions (MRR - Memphis and Northern) will continue to enhance the long term prospects of the Metal Forming and Material Handling segments.

METAL FORMING OPERATIONS

The Metal Forming Operations Segment sales, gross profit and operating income levels for the current quarter were consistent with the comparable prior year period. However, interest expense during the quarter decreased by $77,000 primarily as a result of the refinancing of certain debt as discussed in the Form 10-Q filed for the quarter ended June 30, 1998. Year-to-date sales for the Metal Forming Operations increased over the prior year period by 4.2% or $1.1 million due to the inclusion of MRR - Memphis in the operating results for a complete two quarters this year. Excluding MRR - Memphis for the first quarter, year-to-date revenues decreased by $622,000 or 2.5% as a consequence of the impact of the Asian economic crisis on power generation orders. Gross margin and operating income levels on a year-to-date basis are comparable to prior year results.

Management expects that revenues during the second half will realize the benefit of new order activity from power generation customers. However, this will be offset by the impact of the Asian economic crisis on capital goods markets. As a result, revenues during the second half are expected to be consistent with prior year levels. Current backlogs in this segment are $16.5 million which is a 5% decrease from the $17.3 backlog at May 31, 1998. Management will continue its long range focus on increasing market penetration and reducing costs in order to improve operating performance at the segment.


MATERIAL HANDLING SYSTEMS

Sales increased in the second quarter of fiscal 1999 versus fiscal 1998 as a result of the acquisition of Northern. Excluding Northern's sales of $3.8 million, the revenue at this segment decreased by $2.3 million or 47.9% in the current quarter as business conditions and opportunities in the automotive aftermarket continue to decline. As a result of this, management has continued its focus on penetrating other sectors of the material handling market. The segment has recently received orders from such new market sectors as construction, industrial supplies, medical/hygiene products and printing. Orders from these new sectors totaled approximately $2.8 million during the quarter and account for approximately 50% of current backlogs. Due to the timing of booking and delivery cycles, the majority of these orders will begin to impact the revenue stream during the fourth quarter of fiscal 1999. Selling, general and administrative expense increased to 31.7% of sales in the current quarter, excluding Northern results, as compared to 17% in the prior year. This is primarily due to significantly lower sales volume in the midst of maintaining the SG&A infrastructure necessary to support penetration into new sectors of the material handling market. Operating income for the segment decreased to a loss of approximately $281,000 for the quarter as opposed to income of $187,000 in the prior year and a loss of $514,000 versus income of $225,000 in the comparable year-to-date results as a result of the significant reduction in sales volume discussed above.

The Material Handling segment revenues and operating profits are expected to begin to improve during the fourth quarter of fiscal 1999 as the revenue stream realizes the benefit of orders received from new market sectors. Current backlogs for the segment are $5.6 million which is an increase of 27% from the May 31, 1998 balance of $4.4 million.

MOTOR PRODUCTION SYSTEMS

Revenues decreased at the Motor Production Systems segment by 27.1% or $325,000 for the current quarter and 36.7% or $1.8 million for the six month period as compared to the prior year periods. The market for new production lines that manufacture fractional horsepower motors continues to be very slow. This condition has been mainly the result of capacity saturation at the Original Equipment Manufacturer's (OEM's). As a result of these conditions, OEM's have been reluctant to idle existing production lines for rebuilds and replacements. The reduced revenues at the segment resulted in break even operating income for the quarter and an operating loss of $33,000 in the year-to-date results as compared to operating income of $43,000 and $218,000 in the comparable prior year periods. Management anticipates that the market conditions discussed above will persist during the remainder of the fiscal year. The Company will continue its efforts to reduce costs in future quarters in order to improve operating performance at this segment.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities for the six month period ended September 30, 1998 totaled $406,000 as opposed to cash provided by operating activities in the comparable prior year period of $2.7 million. The decrease in cash flow from operations is directly attributable to the reduction in pretax income during the six month period ended September 30, 1998. Although pretax income on a consolidated basis was reduced by approximately $1 million during the first half, cash flows from operating activities during the second half are expected to be sufficient to fund operations, planned capital expenditures and debt repayments.

The primary sources of funds available to the Company for future operations, planned capital expenditures and debt repayments include available cash, operating income and funds available under the line of credit agreement. Although the line of credit agreement places certain restrictions on the Company's ability to transfer cash between subsidiaries, management does not consider this restriction to be significant given the level of availability under the existing credit facilities. Approximately $11 million of the Company's debt, the revolving line of credit at the Metal Forming
Operations segment, matures in March of 1999. The sources of funds discussed above will not be sufficient to satisfy this maturity. However, management intends to either replace this facility or renegotiate the existing facility with its current senior lender prior to maturity. Management believes that, with the exception discussed above, sufficient funds for operations, debt repayments and acquisitions can be raised through cash flows generated by the operating subsidiaries, funds available under the line of credit agreement, and from sales of the Company's securities.

Year 2000 (Y2K) Date Conversion Issues

The Year 2000 issue was caused by many computers and software systems using an abbreviated two-digit date field to designate a year. As a result, computerized systems may not properly process transactions using a year 2000 or later date.

Centrum is aware of the Year 2000 computer issue, and has initiated an evaluation of its existing computer hardware and software systems. The Company's objective is for each segment to address the Y2K issues, both internally and externally. The Metal Forming Operations Segment has addressed the Year 2000 issue as part of the ongoing implementation of their normal upgrading of hardware and software. At the Material Handling Systems Segment, AHI is integrating their operations with Northern, whose software is Year 2000 capable. The Motor Production Systems Segment is still in the process of evaluation. The Company presently believes that, with modifications to existing software and conversions to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. However, if such modifications and conversions are not completed timely, the Year 2000 problem may have a material impact on the operations of the Company.

Each segment has undertaken assessing the Y2K readiness of key suppliers and customers. However, the Company is unable to definitively determine that all key suppliers and customers will be Y2K compliant. In addition, there can be no assurance that the systems of other companies on which Centrum relies will be corrected as planned or that such failure to correct this issue by another company would not have an adverse effect on the Company.

Costs to address the Y2K issue have not been individually tracked or budgeted as separate projects by the segments. The Y2K costs, which have been incurred, have been recorded as part of the normal operating costs. The total cost for the Company to achieve Y2K compliance is currently estimated at $250,000, approximately one fourth of this amount has already been incurred. In addition, while many costs have been anticipated, the ultimate costs of the Year 2000 issue are unknown.

Management believes the risk of unresolved Y2K problems in the year 2000 or later having a material adverse impact on the Company's results of operations, liquidity or financial position to be low. However, the Company will continue to assess the risk associated with both internal and external factors and the possible impact of various scenarios involving Y2K problems. The most likely scenario involves production disruption due to the inability of a supplier to provide critical elements. The Company is unable to quantify the impact of such a scenario, but management believes such an occurrence would be temporary in nature.

The foregoing disclosure is based on the Company's current expectations, estimates and projections, which could ultimately prove to be inaccurate.

FORWARD LOOKING INFORMATION

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

PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The Company is involved in litigation arising out of the normal course of business activities. None of these legal proceedings including the matters discussed in the Company's Annual Report on Form 10-K for the Fiscal year ended March 31, 1998 are expected to have a material adverse effect on the Company.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K
(B):  Reports on Form 8-K


None

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  CENTRUM INDUSTRIES, INC.
                                                  ------------------------
                                                         (Registrant)




Date  November  14, 1998                          By: /s/ Timothy M. Hunter
      ------------------                              ------------------------
                                                      Timothy M. Hunter
                                                      Chief Financial Officer

                                  EXHIBIT INDEX


         Exhibit No.                 Description
         -----------                 -----------

         EX 27                       Financial Data Schedule