Form 10-Q
period 1998-12-31
CENTRUM INDUSTRIES INC
filed 1999-02-16
CIK 351127

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 1998
                               -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                 to
                               ---------------    ------------

Commission file number  0-9607
                        ------

                            CENTRUM INDUSTRIES, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                      34-1654011
        --------                                      ----------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

  441 East Main Street, Corry, PA                               16407
  -------------------------------                               -----
(Address of principal executive offices)                      (Zip code)

                                 (814) 665-5042
                                 --------------
              (Registrant's telephone number, including area code)

                       6135 Trust Drive, Holland, OH 43528
                       -----------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes X . No   .
                     --      --

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         CLASS                                   OUTSTANDING at January 31, 1999
         -----                                   -------------------------------
Common Stock - $.05 Par Value                                8,486,001

                            CENTRUM INDUSTRIES, INC.

                                      INDEX


                                                                      Page

COVER                                                                  1

INDEX                                                                  2

PART   I  -   FINANCIAL INFORMATION

         ITEM 1:  Financial Statements

                  Condensed Consolidated Balance Sheet
                  as of December 31, 1998 and March 31,1998.           3

                  Condensed Consolidated Statement of
                  Income for the three month and nine month
                  periods ended December 31, 1998 and 1997.            4

                  Condensed Consolidated Statement of
                  Cash Flows for the nine month periods
                  ended December 31, 1998 and 1997.                    5

                  Notes to Condensed Consolidated
                  Financial Statements                                 6

         ITEM 2:  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations        8



PART II - OTHER INFORMATION

         ITEM 1:  Legal Proceedings                                    14

         ITEM 4:  Submission of Matters to a Vote of Security Holders  14

         ITEM 6:  Exhibits and Reports on Form 8-K                     15




SIGNATURES                                                             16

CENTRUM INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BAlANCE SHEET   (UNAUDITED)
--------------------------------------------------------------------------------
in thousands, except for share data



                                                                             DECEMBER 31,     MARCH 31,
                                                                                 1998           1998
ASSETS
Current assets:
     Cash and cash equivalents                                                   $    --       $ 1,298
     Accounts receivable, less allowance for doubtful
      accounts of $82 and $88, respectively                                       15,158        14,815
     Cost and estimated earnings in excess of
      billings on uncompleted contracts                                              397            26
     Inventories, net                                                             12,560        13,211
     Prepaid expenses and other                                                    1,190         1,044
                                                                                 -------       -------
          Total current assets                                                    29,305        30,394
Property, plant and equipment, net                                                18,535        17,204
Other assets                                                                       5,505         5,573
                                                                                 -------       -------

          Total assets                                                           $53,345       $53,171
                                                                                 =======       =======


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Bank lines of credit                                                        $14,160       $13,345
     Current portion of long-term debt                                             3,034         3,239
     Accounts payable                                                             12,016        11,279
     Accrued expenses and other                                                    3,364         3,426
                                                                                 -------       -------

          Total current liabilities                                               32,574        31,289
                                                                                 -------       -------

Long-term debt, less current portion                                              11,098        11,180
                                                                                 -------       -------

Other liabilities                                                                    164           577
                                                                                 -------       -------

Commitments and contingent liabilities                                                --            --
                                                                                 -------       -------

Shareholders' equity:
     Preferred stock - $.05 par value, 1,000,000 shares authorized, 70,000 issued and outstanding (liquidation
      preference of $10 per share)                                                     4             4
     Common stock - $.05 par value, 15,000,000 shares
      authorized, 8,406,001 issued and
      outstanding at December 31, and March 31, 1998                                 420           420
     Additional paid-in capital                                                    8,028         7,993
     Retained earnings                                                             1,057         1,708
                                                                                 -------       -------

          Total shareholders' equity                                               9,509        10,125
                                                                                 -------       -------

          Total liabilities and shareholders' equity                             $53,345       $53,171
                                                                                 =======       =======

CENTRUM INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
--------------------------------------------------------------------------------
IN THOUSANDS, EXCEPT FOR SHARE DATA




                                                             FOR THE THREE MONTHS ENDED          FOR THE NINE MONTHS ENDED
                                                                   DECEMBER 31,                        DECEMBER 31,
                                                             1998              1997                1998               1997

Net Sales                                               $    18,841        $    20,988        $    59,451        $    56,828
Cost and expenses:
     Cost of goods sold                                      14,743             15,824             44,291             41,856
     Depreciation                                               498                504              1,376              1,373
                                                        -----------        -----------        -----------        -----------
     Gross margin                                             3,600              4,660             13,784             13,599

     Selling, general and administrative expenses             3,858              4,132             12,501             10,523
     Amortization                                                35                 35                106                105
                                                        -----------        -----------        -----------        -----------

Operating income (loss)                                        (293)               493              1,177              2,971
                                                        -----------        -----------        -----------        -----------

Other (income) expense:
     Interest expense                                           744                818              2,328              2,284
     Gain on sale of option                                      --               (745)                --               (745)
     Other                                                       (8)               (25)               (67)              (121)
                                                        -----------        -----------        -----------        -----------
          Total other (income) expense, net                     736                 48              2,261              1,418

Income (loss) before income taxes                            (1,029)               445             (1,084)             1,553

Provision for income taxes                                     (411)               147               (433)               544
                                                        -----------        -----------        -----------        -----------

Net income (loss)                                       $      (618)       $       298        $      (651)       $     1,009
                                                        ===========        ===========        ===========        ===========

Basic income (loss) per common share:                   $     (0.07)       $      0.04        $     (0.08)       $      0.12
                                                        ===========        ===========        ===========        ===========

Diluted income (loss) per common share:                 $     (0.07)       $      0.03        $     (0.07)       $      0.11
                                                        ===========        ===========        ===========        ===========

Weighted average number of basic common shares            8,406,001          8,446,286          8,404,901          8,421,839
                                                        ===========        ===========        ===========        ===========

Weighted average number of diluted common shares          8,651,720          9,031,414          8,810,269          9,212,209
                                                        ===========        ===========        ===========        ===========

CENTRUM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS  (UNAUDITED)
--------------------------------------------------------------------------------
IN THOUSANDS



                                                                  FOR THE NINE MONTHS ENDED
                                                                          DECEMBER 31,
                                                                      1998           1997


Net cash provided by operating activities:                          $ 1,382        $ 3,206

Cash flows from investing activities:
     Purchase of Taylor, net of cash acquired                            --         (6,839)
     Purchase of Northern, net of cash acquired                          --         (2,415)
     Purchase of property and equipment                              (2,644)          (694)
     Proceeds from sale of contractual right                             --            777
     Other                                                             (579)          (221)

                                                                    -------        -------
                    Net cash used for investing activities           (3,223)        (9,392)
                                                                    -------        -------

Cash flows from financing activities:
     Proceeds from issuance of acquisition debt                          --          8,029
     Proceeds from issuance of debt                                   6,165
     Net change in bank lines of credit                                 815         (1,602)
     Repayments on long term debt                                    (6,453)        (2,118)
     Proceeds from the issuance of common stock
      and warrants                                                       --              1
                                                                    -------        -------
                    Net cash provided by financing activities           527          4,310
                                                                    -------        -------

Decrease in cash and cash equivalents                                (1,314)        (1,876)
Cash and cash equivalents at beginning of period                      1,314          2,758
                                                                    -------        -------
Cash and cash equivalents at end of period                          $    --        $   882
                                                                    =======        =======

                            CENTRUM INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting principally of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results of operations for the three month and nine month periods ended December 31, 1998 and 1997. Accounting policies followed by the Company are described in Note 1 to the financial statements in its Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

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

The results of operations for the three month and nine month periods ended December 31, 1998, are not necessarily indicative of the results to be expected for the full year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Certain amounts within the previous year's financial statements have been reclassified in order to be consistent with the current year presentation. In this document, years reflect the fiscal year ended March 31, unless otherwise noted.

NOTE B: COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS (in 000's)
Inventories consist of the following:


                                                   December 31, 1998      March 31, 1998

Raw Materials                                                $ 6,219       $ 6,813
Work in Progress                                               5,668         5,737
Finished Goods                                                   673           661
                                                             -------       -------
Total Inventories                                            $12,560       $13,211
                                                             =======       =======

Other assets consist of the following:


                                                   December 31, 1998       March 31, 1998
Deferred Income Tax Benefits                                 $ 1,762       $ 2,017
Goodwill, less accumulated amortization of
$792 and $686, respectively                                    2,053         2,158
Debt Issuance Costs and Intangibles, less
accumulated amortization of $1,258 and                         1,335           953
$846, respectively
Other Assets                                                     355           445
                                                             -------       -------
Total Other Assets                                           $ 5,505       $ 5,573
                                                             =======       =======

NOTE C: INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Net income used in the basic and diluted earnings per share calculations is the same for the three and nine month periods ended December 31,1998 and 1997. Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", is effective for periods ending after December 15, 1997. Accordingly, basic and diluted income per share have been computed in accordance with this statement. Following is a reconciliation of weighted average common shares outstanding for purposes of calculating basic and diluted net income per share.





                                                      Three and Nine Months ended December 31, 1998
                                                      ---------------------------------------------

                                                               Three Months            Nine Months
                                                               ------------            -----------
( in 000 's )                                              1998         1997        1998        1997

Weighted average common share outstanding - Basic          8,406       8,446       8,405       8,422
Plus:  Incremental shares from
        assumed conversion of -
           Stock Options                                     206         340         344         545
           Warrants                                           40         245          61         245
                                                           -----       -----       -----       -----

            Total potentially dilutive securities            246         585         405         790
                                                           -----       -----       -----       -----

Adjusted average common shares outstanding - Diluted       8,652       9,031       8,810       9,212
                                                           -----       -----       -----       -----

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Summarized unaudited results of operations by business segment for the three and nine month periods ended December 31, 1998 and 1997.



                                      For the Quarter Ended       % change            For the Nine Months Ended    % change
RESULTS OF OPERATIONS                       December 31,                                    December 31,
                                            ------------                                    ------------
(in 000's)                               1998          1997                              1998         1997
----------------------------------------------------------------------------------------------------------------------------
NET SALES:
             Metal Forming               $ 11,553      $ 12,476       -7.4%             $ 37,918     $ 37,788          0.3%
             Material Handling              6,569         7,136       -7.9%               19,012       14,817         28.3%
             Motor Production                 719         1,375      -47.7%                2,520        4,220        -40.3%
             Corporate                          -             1     -100.0%                    1            3        -66.7%
                                         --------      --------                          --------     --------
                                         $ 18,841      $ 20,988      -10.2%             $ 59,451     $ 56,828          4.6%
---------------------------------------------------------------------------------------------------------------------------
GROSS MARGIN:
             Metal Forming                $ 2,167       $ 2,848      -23.9%              $ 9,060      $ 9,420         -3.8%
             Material Handling              1,309         1,497      -12.6%                4,228        3,259         29.7%
             Motor Production                 125           316      -60.4%                  500          922        -45.8%
             Corporate                         (1)           (1)       0.0%                   (4)          (2)       100.0%
                                         --------      --------                          --------     --------
                                          $ 3,600       $ 4,660      -22.8%             $ 13,784     $ 13,599          1.4%
---------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME (LOSS):
             Metal Forming                  $ 409         $ 839      -51.3%              $ 3,014      $ 3,423        -12.0%
             Material Handling               (433)          (82)     428.0%                 (947)         144       -757.6%
             Motor Production                 (16)           79     -120.3%                  (50)         296       -116.9%
             Corporate                       (253)         (343)     -26.2%                 (840)        (892)        -5.8%
                                         --------      --------                          --------     --------
                                           $ (293)        $ 493     -159.4%              $ 1,177      $ 2,971        -60.4%
----------------------------------------------------------------------------------------------------------------------------

INDUSTRY SEGMENTS
The percentage contributions of each industry segment to net sales and gross operating income:
                                      For the Quarter Ended                           For the Nine Months Ended
                                            December 31,                                    December 31,
                                            ------------                                    ------------
                                         1998          1997                              1998         1997
----------------------------------------------------------------------------------------------------------------------------
NET SALES:
             Metal Forming                  61.3%         59.4%                             63.8%        66.5%
             Material Handling              34.9%         34.0%                             32.0%        26.1%
             Motor Production                3.8%          6.6%                              4.2%         7.4%
                                        --------      --------                          --------     --------
                                           100.0%        100.0%                            100.0%       100.0%
----------------------------------------------------------------------------------------------------------------------------
             Metal Forming               -1022.5%        100.3%                            149.4%        88.6%
             Material Handling            1082.5%         -9.8%                            -46.9%         3.7%
             Motor Production               40.0%          9.5%                             -2.5%         7.7%
                                        --------      --------                          --------     --------
                                           100.0%        100.0%                            100.0%       100.0%
----------------------------------------------------------------------------------------------------------------------------

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

Consolidated revenues decreased during the quarter by $2.1 million or 10.2% as a result of a weakness in every operating segment. In the year-to-date results, sales increased by $2.6 million or 4.6% as a result of the inclusion of Northern Steel, Inc. (Northern) in a full year of operations. Excluding acquisitions, revenues decreased by $7.9 million or 14.7% as a result of the weakness in each operating segment. Gross margins fell during the quarter as a result of lower margin performance at both the Metal Forming and Material Handling Segments. However, margins were comparable in the year-to-date results. Selling, general and administrative expenses (SG&A) increased as a percentage of sales in the quarter and year-to-date as a result of the inclusion of Northern in a full year of results and overall revenue weakness in the Material Handling Segment.

The Company incurred an operating loss of $293,000 or 1.6% of sales as compared to operating income of $493,000 or 2.3% of sales in the prior year quarter and operating income of $1.2 million or 2.0% versus $3 million or 5.2% in the comparable year-to-date results. The primary cause of this reduction was the revenue weakness discussed above. The effective tax rate utilized for the current year-to-date tax provision is 40%, as compared to a tax rate of 35% in the comparable prior year periods.

Management believes that the fourth quarter operating results will realize the benefit of increasing backlogs in all segments. Metal Forming backlogs are realizing the benefit of increased order activity from power generation customers and the Material Handling backlogs have increased due to improved market penetration.

METAL FORMING OPERATIONS
Sales in the Metal Forming Operations Segment decreased in the current quarter by $923,000 or 7.4%. The current year-to-date sales are comparable to the prior year, however, excluding the sales for MRR-Memphis, (formerly known as Taylor Forge Company), for the first quarter, year-to-date revenues decreased by $1.5 million or 4.2%. The current period and year-to-date decreased sales are the result of the continued impact of the global economic crisis on demand in the manufacturing sector. The compressor, bearing, aerospace, mining, and oil and gas markets continue to be affected by sluggish order placement from domestic Original Equipment Manufacturer's (OEM's). Gross Margins during the quarter fell to 18.8% as opposed to 22.8% in the comparable prior year quarter. Margins have been affected by the reduction in revenues coupled with a shift in product mix at the segment. This trend is expected to improve during the fourth quarter as demand begins to return to the manufacturing sector. Aggregate margin levels are consistent in the year-to-date results.
                                       9

Operating income for the quarter and year-to-date results is down by approximately $400,000 as a result of the items discussed above. Interest expense was reduced by approximately $121,000 during the quarter primarily as a result of the refinancing of certain debt as discussed in the Form 10-Q filed for the quarter ended June 30, 1998.

Management expects that stronger demand will return to the capital goods markets as a result of strength in the domestic economy. For example, the segment is experiencing a significant resurgence in orders for power generation equipment primarily fueled by utilities located throughout North America. Current backlogs for the segment have realized the benefit of this increased order activity rising to $21.2 million or a 22.5% increase over the $17.3 million backlog reported in the Form 10-K filed for the year ended March 31, 1998. These increased backlogs will benefit the revenue stream in future quarters. Management has continued to strive to increase market penetration and reduce operating costs in order to improve operating performance at this segment.


MATERIAL HANDLING SYSTEMS

Net sales declined during the third quarter by $567,000 or 7.9% as business conditions and reduced opportunities in the automotive after market continued to impact this segment. Excluding the results of Northern, sales declined by $1.6 million or 35.4% as compared to the comparable prior year quarter. As a result of this, management has continued its focus on penetrating other sectors of the material handling market. The segment has recently received orders from such new market sectors as construction, industrial supplies, medical/hygiene products and printing. Orders from these new sectors totaled approximately $6.5 million during the quarter and account for approximately 60% of current backlogs. Due to the timing of booking and delivery cycles, the majority of these orders are expected to begin to impact the revenue stream during the fourth quarter of fiscal 1999. Selling, general and administrative expense increased to 30.2% of sales in the current quarter, excluding Northern results, as compared to 18.2% in the prior year. This is primarily due to significantly lower sales volume in the midst of maintaining the SG&A infrastructure necessary to support penetration into new sectors of the material handling market. Operating income for the segment decreased to a loss of approximately $433,000 for the quarter as opposed to a loss of $82,000 in the prior year and a loss of $947,000 versus income of $144,000 in the comparable year-to-date results as a result of the significant reduction in sales volume discussed above.


The Material Handling segment revenues and operating profits are expected to begin to improve during the fourth quarter of fiscal 1999 as the revenue stream realizes the benefit of orders received from new market sectors. Current backlogs for the segment are $10.5 million which is an increase of 140% from the May 31, 1998 balance of $4.4 million.

MOTOR PRODUCTION SYSTEMS
Revenues decreased at the Motor Production Systems segment by 47.7% or $656,000 for the current quarter and 40.3% or $1.7 million for the nine month period as compared to the prior year periods. The market for new production lines that manufacture fractional horsepower motors has been very slow. This condition has been mainly the result of capacity saturation at the OEM's. As a result of these conditions, OEM's have been reluctant to idle existing production lines for rebuilds and replacements. The reduced revenues at the segment resulted in approximately break even operating income for the quarter and an operating loss of $50,000 in the year-to-date results as compared to operating income of $79,000 and $296,000 in the comparable prior year periods. Management anticipates that the market conditions discussed above will improve during the remainder of the fiscal year as "pent-up" demand has begun to produce new order activity. As a result of this, backlogs have increased to $1.6 million or 74% from $920,000 at the beginning of the fiscal year. The Company will continue its efforts to reduce costs in future quarters in order to improve operating performance at this segment.


CORPORATE

As part of management's ongoing emphasis on cost savings the Company's headquarters were relocated to the offices of its Metal Forming subsidiary McInnes Steel located in Corry, PA, in February 1999. It is estimated that this relocation and other overhead cost savings will save the Company $250,000 annually.


LIQUIDITY AND CAPITAL RESOURCES
Cash provided by operating activities for the nine month period ended December 31, 1998 totaled $1.4 million as opposed to cash provided by operating activities in the comparable prior year period of $3.2 million. The decrease in cash flow from operations is directly attributable to the reduction in operating income during the nine month period ended December 31, 1998 and has caused the extension of trade accounts payable beyond customary business practices. However, cash flows from operating activities during the fourth quarter are expected to be sufficient to fund operations, including scheduled monthly debt repayments and planned capital expenditures.

The primary sources of funds available to the Company for future operations, planned capital expenditures and debt repayments include available cash, operating income and funds available under the line of credit agreement. The current line of credit agreement places certain restrictions on the Company's ability to transfer cash between subsidiaries and management now considers this restriction to be a significant limitation to funding operations at the holding company level. In addition, the majority of the funds under this current line of credit agreement mature in February of 1999. The sources of funds discussed above will not be sufficient to satisfy this maturity. However, the Company is currently in possession of a signed commitment from a senior lender which will satisfy the debt maturity discussed above, and make the necessary changes to satisfy liquidity at the holding company, and bring trade accounts payable back in line with customary payment practices. Management intends to close this new facility on or before the maturity date of the existing line of credit. Although the commitment letter represents the intent of management and the new senior lender to close the new facility prior to the maturation of the existing facility, no assurances can be given that this will in fact occur. Management believes that, with the exception discussed above, sufficient funds for operations and debt repayments can be raised through cash flows generated by the operating subsidiaries and funds available under the line of credit agreement.

YEAR 2000 (Y2K) DATE CONVERSION ISSUES

The Y2K issue was caused by many computers and software systems using an abbreviated two-digit date field to designate a year. As a result, computerized systems may not properly process transactions using a year 2000 or later date.

The Company is aware of the Y2K computer issue, and has initiated an evaluation of its critical Information Technology (IT) computer hardware and software systems and non-IT systems, such as business, operating, and plant floor systems. The Company's objective is for each segment to assess the Y2K issues, both internally and externally. Remediation of Y2K noncompliance consists of replacing, upgrading, repairing, modifying or retiring IT and non-IT systems or specific system components. The Metal Forming Operations Segment has assessed the Y2K issue as part of the ongoing implementation of their normal upgrading of hardware and software. At the Material Handling Systems Segment, American Handling is integrating their operations with Northern, whose software is Y2K capable. The Motor Production Systems Segment is still in the process of its assessment. The Company presently believes that based on information available to date, with modifications to existing software and conversions to new software, the Y2K problem will not pose significant operational problems for the Company's computer systems as so modified and converted. However, if such modifications and conversions are not completed timely, the Y2K problem may have a material impact on the operations of the Company.

The process of contingency planning has begun during the remediation of the internal IT and non-IT systems. Management expects that post remediation testing will be completed by the end of 1999 and contingency plans formalized at that time.

Each segment has undertaken assessing the Y2K readiness of key suppliers and customers. However, the Company is unable to definitively determine that all key suppliers and customers will be Y2K compliant. Alternative suppliers are being identified for key vendors as part of the contingency planning for external Y2K noncompliance. In addition, there can be no assurance that the systems of other companies on which the Company relies will be corrected as planned or that such failure to correct this issue by another company would not have an adverse effect on the Company.

Costs to address the Y2K issue have not been individually tracked or budgeted as separate projects by the segments. The Y2K costs, which have been incurred, have been recorded as part of the normal operating costs. The total cost for the Company to achieve Y2K compliance is currently estimated at $200,000, approximately one half of this amount has already been incurred. In addition, while many costs have been anticipated, the ultimate costs of the Y2K issue are unknown.

Management believes the risk of unresolved Y2K problems or unanticipated remediation costs in the year 2000 or later having a material adverse impact on the Company's results of operations, liquidity or financial position to be low. However, the Company will continue to assess the risk associated with both internal and external factors and the possible impact of various scenarios involving Y2K problems. The mostly likely worst case scenario involves production disruption due to the inability of a supplier to provide critical elements. The Company is unable to quantify the impact of such a scenario, but management believes such an occurrence would be temporary in nature.

The foregoing disclosure is based on the Company's current expectations, estimates and projections, which could ultimately change.


CONVERSION OF EUROPEAN CURRENCY

The Company does not anticipate any adverse affect from the conversion of certain European countries to a single currency, known as the Euro, because it receives minimal revenues from such European countries.

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

PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The Company is involved in litigation arising out of the normal course of business activities. None of these legal proceedings including the matters discussed in the Company's Annual Report on Form 10K for the fiscal year ended March 31, 1998 are expected to have a material adverse effect on the Company.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of shareholders held on November 12, 1998, the following proposals were voted upon by the shareholders:

1. The election of eight (8) directors to serve a one (1) year term or until their successor shall have been appointed and qualified.



                                     Number of Shares
                         ----------------------------------------

                            For            Against         Abstain
                            ---            -------         -------

George H. Wells          5,414,983         167,684             820
William C. Davis         5,466,247          91,925          29,905
Robert J. Fulton         5,296,617         441,312             820
David L. Hart            5,243,689         467,806          27,254
Richard C. Klaffky       5,388,253          68,479          26,254
Mervyn H. Manning        5,479,808          40,925          26,254
David R. Schroder        5,414,808          41,925          26,254
Thomas E. Seiple         5,259,189         461,816          26,254



2. The amendment to the Company's Certificate of Incorporation to create a classified Board of Directors. This "Staggered Term Proposal" would have divided the Company`s Board of Directors into three approximately equal classes with staggered terms.

           For  3,547,468            Against  960,743         Abstain  2,820

         This proposed amendment failed. To pass an affirmative majority vote of the holders of the shares of the common stock outstanding was needed.


3. The amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from 15,000,000 to 45,000,000.

           For  5,359,151            Against  222,346         Abstain  7,890

         This proposed amendment passed. Passage required an affirmative majority vote of the holders of the shares of common stock outstanding.

4. The adoption of Centrum Industries, Inc. Performance Award Plan. The Performance Award Plan would provide for the granting and, to the extent earned, the payment of performance awards to officers and other selected management employees who contribute to the annual and long-term success of Centrum Industries, Inc. or one or more of its subsidiaries.

           For  3,718,931            Against  776,908         Abstain  33,904

     This proposed amendment passed. Passage required an affirmative majority vote of the holders of the shares of common stock outstanding represented in person or by proxy at the annual meeting.


5. The adoption of Centrum Industries, Inc. Employees' Stock Option Plan. The Employees' Stock Option Plan would provide eligible employees of the Company, in recognition of their contributions to the Company's performance, the opportunity to become owners of Centrum common stock.

           For  3,760,459            Against  776,565         Abstain  12,839

     This proposed amendment passed. Passage required an affirmative majority vote of the holders of the shares of common stock outstanding represented in person or by proxy at the annual meeting.


6. The adoption of Stock and Option Plan for Directors of Centrum Industries, Inc. The Directors' Stock and Option Plan would provide outside Directors of Centrum the opportunity to become owners of Centrum common stock.

           For  3,438,852            Against  909,416         Abstain  31,747

     This proposed amendment passed. Passage required an affirmative majority vote of the holders of the shares of common stock outstanding represented in person or by proxy at the annual meeting.


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K
(B):  Reports on Form 8-K


None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                CENTRUM INDUSTRIES, INC.
                                                --------------------------------
                                                     (Registrant)




Date  February 15, 1999                         By: /s/ Timothy M. Hunter
      -----------------                             ----------------------------
                                                     Timothy M. Hunter
                                                     Chief Financial Officer

                                  EXHIBIT INDEX


         Exhibit No.                                 Description
         -----------                                 -----------

         EX 27                                       Financial Data Schedule