Form 10-K405
period 1999-03-31
CENTRUM INDUSTRIES INC
filed 1999-06-29
CIK 351127

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

FOR THE FISCAL YEAR ENDED MARCH 31, 1999

COMMISSION FILE NUMBER 09607

                            CENTRUM INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)
           DELAWARE                                     34-1654011
------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

 441 EAST MAIN STREET, CORRY, PA                       16407
----------------------------------------          -------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)             (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (814) 665-5042
                                                   ---------------
SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                            NAME OF EACH EXCHANGE ON

     TITLE OF EACH CLASS                             WHICH REGISTERED
------------------------------------------------------------------------------
           NONE                                           NONE

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stock held by non-affiliates of the registrant at June 11, 1999. (For the sole purpose of making this calculation, the term "non-affiliate" has been interpreted to exclude directors and executive officers of the Company. Such interpretation is not intended to be, and should not be construed to be, an admission of the Company that such directors and executive officers of the Company are "affiliates" of Centrum Industries, Inc. as that term is defined under the Securities Act of 1934, computed by reference to the closing price of $1.00 in the over the counter market on the Bulletin Board on June 11, 1999) was approximately $ 7,661,875.

Number of shares outstanding of common stock, $.05 par value, as of June 11, 1999: 8,486,001

                            CENTRUM INDUSTRIES, INC.
                           ANNUAL REPORT ON FORM 10-K
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1999

                                TABLE OF CONTENTS


PART I                                                                                                                        PAGE

Item 1.  Business...............................................................................................................3

Item 2.  Properties.............................................................................................................8

Item 3.  Legal Proceedings.....................................................................................................10

Item 4.  Submission of Matters to a Vote of Security Holders...................................................................10

PART II

Item 5.  Market for Centrum's Common Stock and Related Stockholder Matters.....................................................11

Item 6.  Selected Financial Data...............................................................................................12

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.................................13

Item 7.(A) Quantitative and Qualitative Disclosures About Market Risk..........................................................22

Item 8.  Financial Statements and Supplementary Data...........................................................................25

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure..................................57

PART III

Item 10. Executive Officers and Directors of Centrum...........................................................................57

Item 11. Executive Compensation................................................................................................59

Item 12. Security Ownership of Certain Beneficial Owners and Management........................................................64

Item 13. Certain Relationships and Related Transactions........................................................................65

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K......................................................66

THIS ANNUAL REPORT ON FORM 10-K CONTAINS STATEMENTS WHICH CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS APPEAR IN A NUMBER OF PLACES, INCLUDING ITEM 1. "BUSINESS", ITEM 3. "LEGAL PROCEEDINGS" AND ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS". SUCH STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES," "EXPECTS," "MAY", "ESTIMATES," "WILL," "SHOULD," "PLANS" "OPINION" OR "ANTICIPATES" OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY. READERS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE SIGNIFICANT RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. THESE FACTORS INCLUDE THE EFFECTIVENESS OF MANAGEMENT'S STRATEGIES AND DECISIONS, GENERAL ECONOMIC AND BUSINESS CONDITIONS, DEVELOPMENTS IN TECHNOLOGY, NEW OR MODIFIED STATUTORY OR REGULATORY REQUIREMENTS AND CHANGING PRICES AND MARKET CONDITIONS. THIS REPORT IDENTIFIES OTHER FACTORS THAT COULD CAUSE SUCH DIFFERENCES. NO ASSURANCE CAN BE GIVEN THAT THESE ARE ALL OF THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO VARY MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS.



                                     PART I

ITEM 1.  BUSINESS
(A)  GENERAL DEVELOPMENT OF BUSINESS

GENERAL

Centrum Industries, Inc. ("Centrum" or the "Company") is a Delaware holding corporation which owns quality manufacturing companies in the metal forming and material handling industries. All of Centrum's operating segments have been acquired since 1993. During fiscal 1999, the Company made the strategic decision that the metal forming segment represents the most significant opportunity for future growth and profitability for the Company. For this reason, the Company has decided to sell its material handling segment. Accordingly, this segment has been classified as discontinued operations in the Consolidated Financial Statements which are presented in Item 8 of this report.

The plan to sell the material handling segment operations is anticipated to be completed by the end of the third quarter of fiscal 2000. See Note 2 of the Notes to the Consolidated Financial Statements. Proceeds from the sale of the segment will be used primarily to repay senior debt and to add to future liquidity of the Company.

Centrum's long term strategy is to focus on acquisitions and growth in its metal forming segment. The segment maintains significant capital and technology barriers to entry. The Company seeks to acquire or combine with businesses in the metal forming industry whose profitability can be improved by making fundamental operating changes. Leveraging complementary acquisitions in metal forming to enhance the value of the Company, by focusing on increased market penetration, reducing fixed costs and maximizing operational efficiencies is the cornerstone of Centrum's long term strategy.

(B)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

Information relating to the amounts of revenue, operating profit or loss and identifiable assets attributable to each of the Company's industry segments for 1997-1999 is included in Note 14 to the Consolidated Financial Statements presented in Item 8 of this report. (In this document, years reflect the fiscal year ended March 31, unless otherwise noted.)

(C)  NARRATIVE DESCRIPTION OF THE BUSINESS

CONTINUING OPERATIONS

METAL FORMING OPERATIONS
The largest subsidiary of Centrum is McInnes Steel Company and its subsidiaries (McInnes Steel). McInnes Steel was acquired in March 1996 and comprises the metal forming operations. McInnes Steel operates four metal forming facilities:
McInnes Steel Company (MSC), McInnes Rolled Rings - Erie (MRR-Erie), McInnes Rolled Rings - Memphis (MRR-Memphis), formerly Taylor Forge Company, acquired on June 4, 1997, and Erie Bronze & Aluminum Company (EBA). Cross utilization of equipment, materials and personnel is an important operational strategy of the segment. The capabilities of each facility are utilized as needed to assist the other facilities in producing the highest quality products.

Products and Markets
The metal forming operations produce specialty steel forgings, steel seamless rolled rings, and nonferrous castings used in a variety of industries.

MSC is located in Northwestern Pennsylvania and produces forged steel components, primarily utilizing an open-die forging manufacturing process. Open-die forging is the process of compressing heated metal into a desired shape using a press or hammer without completely enclosing the metal within the die. The forgings can range in sizes up to 45,000 lbs. MSC also has heat treat capabilities which are used to refine the microstructures and mechanical properties of the metal. The forgings are then semi-finish machined, tested both destructively and non-destructively, and certified to customer specifications. Specialty steel forgings are used in many applications; however, the Company primarily provides its products to the power generation, compressor, oil and gas, and aircraft industries. MSC acquired new state of the art CNC machine tools during 1999 in order to support growth in the power generation market. There are numerous domestic and foreign competitors in the specialty steel forging industry, however, Patriot Forge and FOMAS S.p.A. are the main competitors in the commercial power generation market. MSC has achieved the International Standards Organization ("ISO") 9002 Certification and management believes that its commitment to excellence in quality will help MSC maintain a competitive edge in the market place.

MRR-Erie and MRR-Memphis produce forged steel seamless rolled rings from 4 inches to 160 inches, in weights from 2 to 11,000 pounds. This is an open die forging process where a seamless rolled ring is produced by punching a hole in a heated pre-formed round of metal and then rolling the pre-form on a radial-axial ring mill to customer specifications. The rings are produced in various cross sections and steel grades, including carbon, alloy, and stainless material, and can be provided in a rough forged or machined condition. Rolled rings are sold to bearing, off-road construction equipment manufacturers, oil and gas, mining and specialty machine manufacturers. There are numerous domestic and foreign competitors in the rolled ring industry; however, F.R.I.S.A., in Mexico, and Ovako-Ajax, Inc. and Scot Forge in the United States are the main competitors in the industry. MRR-Erie is recognized as an industry leader in quality, price and delivery. This is due to the design of the MRR-Erie facility, which was constructed in 1992 as a state of the art, fully automated seamless ring rolling mill. MRR-Memphis is competitive in the 70 to 160 inch rolled ring market. MRR-Memphis was purchased in June of 1997 in order to complement the MRR-Erie facility in the larger ring size market. The combined MRR facilities have products which serve the needs of over 90% of its target markets and represent one of the largest suppliers in the industry.

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

Sales
The products of the metal forming operations are marketed primarily through an internal sales force in combination with selected usage of outside manufacturers representatives. The segment sells its products both domestically and internationally; however, approximately 95% of the sales are made domestically. The metal forming operations sales are subject to slight seasonal fluctuations and quality, service, delivery and price are decisive competitive factors.

The global economic crisis and depressed conditions in the oil and gas industry have had an adverse effect on domestic forging demand. As a result of these conditions, markets supplied by this segment such as oil and gas, bearing, construction equipment, and compressor manufacturers experienced a pronounced slow down in order volume during the second half of fiscal 1999. Forging industry revenues during the fourth quarter were down by approximately 21% when compared to the comparable prior year period as published by the Forging Industry Association. These conditions are being somewhat offset by renewed demand in domestic power generation markets. Recurring "brown-outs" in the United States during the summer of 1998 resulted in a significant acceleration of planned capacity additions of gas turbine and steam turbine power generators in the electric utility industry. This created new fiscal 2000 orders for the metal forming companies that will help to offset the reductions in other markets.

Sales during 1999 to General Electric Company (GE) were 10% of net sales on a consolidated basis and 11% of the metal forming operations sales. No other customer exceeds 10% of the consolidated or metal forming operations segment sales. Approximately one-half to three quarters of the metal forming operations segment customers provide repeat business and customers are billed for the products upon shipment.

Backlog at this segment was $15.3 million at May 31, 1999 as compared to $17.3 million at May 31, 1998 or a reduction of approximately 11.6%. As mentioned earlier, increased demand from power generation customers has helped to offset reduced business in other areas. GE, the Company's largest power generation customer, now accounts for approximately 41% of total backlogs. This is an increase from approximately 20% in the prior year. Loss of this customer would have an adverse impact on the Company.

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

Employees
At May 31, 1999, the metal forming operations had approximately 298 employees. Approximately 145 employees are covered by three separate collective bargaining agreement which expire during the fiscal year ending March 31, 2003.
Management believes that it has good relations with its employees.

CORPORATE AND OTHER

Activities within these operations consist primarily of corporate administrative expenses, interest on holding company debt, and manufacturing operations which are not sufficiently material to warrant separate discussion.

DISCONTINUED OPERATIONS

MATERIAL HANDLING
The material handling segment contains American Handling, Inc. (AHI) and Northern Steel Company (Northern) which was acquired on November 5, 1997. As a result of management's decision to concentrate the Company's resources on the metal forming segment, these operations are currently held for sale and classified as discontinued operations in the Consolidated Financial Statements.

Products and Markets
AHI in Cleveland, Ohio, offers material handling systems and components to companies with warehouse and distribution facilities. Designing a material handling system requires expertise in facilities planning and system design, inventory analysis and determination of equipment needs, procurement and installation of equipment, and coordinated relocation of the customer inventory. Northern supplies shelving, racks, conveyors, and other storage and distribution equipment as components of material handling systems. Northern's operations are located in Washington, California and Oregon. Northern complements AHI by combining its distribution capabilities with AHI's design and integration capabilities, as well as expanding the geographic presence of the segment, providing an entry for AHI into one of the fastest growing regions in the domestic material handling market.

AHI's principal customers have historically been in the automotive after-market. Demand in the automotive aftermarket has declined in recent years, however, and management has shifted the product mix at AHI to lessen the dependence on any particular industry. AHI has recently received orders from such new market sectors as construction, industrial supplies, medical products and printing. Northern, as a full service distributor of material handling equipment, serves a variety of markets. The majority of Northern's sales are to customers in the western half of the United States and sales by AHI are to customers located throughout the United States.

The material handling segment competes primarily on price, product, performance guarantees and the extent of services which can be provided. There are few direct competitors which provide the turnkey service provided by AHI; however, Rapistan Systems and HK Systems are the main competitors in the full system design and implementation of material handling systems. Competition is primarily in the individual phases of systems work. For example, a competitor may provide construction and installation services or design services, but few competitors provide the range of services offered by AHI. There are numerous local and regional material handling distributors competing with Northern. Price is a primary competitive factor.

Sales
The material handling segment markets its services and products in the domestic market through an internal sales force. Sales, to a large extent, are impacted by the construction industry, which historically experiences lower sales levels from January through May. Material handling systems projects have minimal working capital requirements due to goods that are primarily shipped directly to the customers' job site, which permits the maintenance of minimal inventory levels. A systems project typically lasts from six to eight months and is supported by a progress payment schedule to conserve working capital. Terms for distribution sales are generally net 30, with deposits on special orders.

Backlogs at this segment increased by $6.7 million from the prior year level as a result of the penetration of new markets by AHI. As of May 31, 1999, the backlog of firm orders for the segment is approximately $11.1 million as compared to $4.4 million at May 31, 1998. All of the backlog orders are expected to be filled within the next year.

Raw Materials
Raw materials are purchased to fabricate mezzanines structures, cart racks and catwalks and consist mainly of raw steel. Other material handling products, such as shelving, rack and conveyor equipment, are purchased from multiple suppliers. Raw materials and material handling products are readily available from many different suppliers.

Employees
At May 31, 1999, the material handling segment had approximately 79 employees, who are not covered by a collective bargaining agreement. Management believes that it has good relations with its employees.

(D)  COMPLIANCE WITH ENVIRONMENTAL REGULATIONS

The Company is subject to federal, state and local provisions dealing with the protection of the environment. The Company is involved in certain regulatory proceedings involving environmental matters which are incorporated by reference from Note 11 to the Consolidated Financial Statements contained in Item 8 hereof.

Expenditures related to the environmental regulatory matters were not material for fiscal 1999 and are not anticipated to be material for 2000. Based upon historical experience and information currently available, the Company does not expect compliance with environmental regulations to have a material adverse effect on the Company's operations, capital expenditures, earnings, competitive position or liquidity.


ITEM 2.  PROPERTIES

Centrum's principal facilities are set forth in the table below:

Location                        Use                               Leased/Owned

CONTINUING OPERATIONS

METAL FORMING OPERATIONS

Corry, Pennsylvania            Administration/Sales Office
                               Production/Warehousing             Owned

Fairview, Pennsylvania         Administration/Sales Office
                               Production/Warehousing             Owned


Corry, Pennsylvania            Production                         Leased

Memphis, Tennessee             Administration/Sales Office
                               Production                         Owned

CORPORATE  AND OTHER
Medina County, Ohio            Oil & Gas Exploration              Leased (1)

Englewood, Ohio                Administration/Sales Office        Owned
                               Production/Warehousing


DISCONTINUED OPERATIONS

MATERIAL HANDLING
Cleveland, Ohio                Administration/Sales Office        Leased
                               Production/Warehousing

Cleveland, Ohio                Warehousing                        Leased

La  Mirada, California         Sales Office                       Leased

San Leandro, California        Sales Office / Warehouse           Leased

Portland, Oregon               Sales Office / Warehouse           Leased

Kent, Washington               Sales Office / Warehouse           Leased


         The owned properties located in Pennsylvania, Tennessee, and Ohio secure bank debt and industrial development financing. Details of the encumbrances are incorporated by reference from Note 7 and Note 8 to the Consolidated Financial Statements contained in Item 8 hereof.

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

In addition to the above, on March 31, 1992, USEPA issued a CERCLA Section 106 unilateral administrative order ("Section 106 order") to EBA and most other PRP's relating to the Millcreek site. The Section 106 order required the named PRP's to perform soil cap remediation work at the Millcreek site. The PRP's have submitted their work plan, which has been approved by the government and construction is expected to begin during 2000.

Additional details involving environmental matters are incorporated by reference from Note 11 to the Consolidated Financial Statements contained in Item 8 hereof.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders, through solicitation of proxies or otherwise, during the quarter, ended March 31, 1999.

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

The following table presents the quarterly high and low selling price in the over the counter market.

1999:                                                            High                        Low
   Quarter ended June 30, 1998                                  $3.00                       $1.50
   Quarter ended September 30, 1998                              3.03                        1.88
   Quarter ended December 31, 1998                               1.75                         .88
   Quarter ended March 31, 1999                                  1.19                         .65


1998:
  Quarter ended June 30, 1997                                   $2.94                       $1.75
   Quarter ended September 30, 1997                              2.00                        1.75
   Quarter ended December 31, 1997                               2.25                        1.88
   Quarter ended March 31, 1998                                  2.19                        1.50


As of June 25, 1999, there are approximately 1,000 shareholders of record. Shareholders are entitled to receive dividends when and as declared by the Board of Directors. However, Centrum has never paid a dividend, and intends to conserve capital to finance future acquisitions and, accordingly, does not anticipate payment of any dividends in the foreseeable future. Furthermore, any proposed dividends must be approved, in advance, by both the holders of the 11% convertible, unsecured notes payable and the Company's senior lender.

ITEM 6.  SELECTED FINANCIAL DATA

The following five year selected financial data should be read in conjunction with the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations that appear elsewhere in this report.

                                                               As of and for the Years Ended March 31,
                                                               ---------------------------------------
                                               1999            1998 (B)            1997              1996 (A)            1995
SUMMARY OF OPERATIONS:
Net sales                               $  52,288,939       $ 57,103,774      $ 54,971,724       $   8,074,435     $   5,322,699
Other expense                              (3,017,226)        (2,892,038)       (2,486,890)           (299,452)         (194,501)

Income (loss) from continuing
    operations before income taxes      $  (2,877,734)      $    972,934      $  1,223,721       $     355,332     $    (113,073)
Income taxes                               (1,586,787)           321,669          (865,242)            (58,455)           29,750
                                           -----------       ------------      ------------       -------------     -------------
Income (loss) from continuing
    operations                          $  (1,290,946)      $    651,265      $  2,088,963       $     413,787     $    (142,823)
                                        ==============      =============     =============      ==============    ==============

PER SHARE DATA:
Income (loss) from continuing
    operations - Basic                  $        (.15)      $        .08      $        .36       $         .07     $        (.02)
Income (loss) from continuing
    operations - diluted                $        (.15)      $        .08      $        .34       $         .07     $        (.02)




FINANCIAL POSITION:
Total assets                            $  44,742,747       $ 47,415,477      $ 39,282,907       $  35,455,419     $   6,149,725
Long-term liabilities                      17,838,355         11,758,478        10,423,248          11,944,380         3,103,487
Total Liabilities                          37,759,282         37,291,177        30,540,269          31,872,427         4,643,977
Net Worth                                   6,983,465         10,124,300         8,742,638           3,582,992         1,505,748

(A) On March 8, 1996, McInnes Steel Company was purchased through a subsidiary merger. This transaction was accounted for as a purchase and its operations have been included in the consolidated financial statements since that date. McInnes had net sales of $2,539,899 and income from continuing operations of $70,141 for the period from March 8, 1996 to March 31, 1996.

(B) On June 4, 1997, the Company acquired substantially all of the assets and certain liabilities which comprise MRR-Memphis. MRR-Memphis had net sales of $7,114,015 and a loss from continuing operations of $114,594 for the ten month period ended March 31, 1998. This acquisition has been accounted for as a purchase and the results of operations have been included in the Consolidated Financial Statements since the date of acquisition.

During the five year period ending March 31, 1999 no dividends were declared or paid.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This annual report on Form 10-K contains statements which constitute "forward-looking statement" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places, including Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations". Such Statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "estimates", "will", "should", "plans", "opinions" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements and changing prices and market conditions. This report identifies other factors that could cause such differences. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.





Summarized results of operations by business segment for the years ended March 31, 1999, 1998, and 1997.



RESULTS OF OPERATIONS                                                                                  % Change from Prior Year
                                                                                              ------------------------------------

Years Ended March 31  ( Dollars in Thousands )      1999            1998          1997                     1999            1998
==================================================================================================================================
CONTINUING OPERATIONS
           Metal Forming                             $ 48,520       $ 52,025       $ 46,639               -6.7%            11.5%
           Corporate & Other                            3,769          5,078          8,333              -25.8%           -39.1%
                                                ---------------------------------------------------------------------------------
                                                     $ 52,289       $ 57,103       $ 54,972
==================================================================================================================================

     GROSS MARGIN:
           Metal Forming                              $ 9,652       $ 10,864        $ 9,207              -11.1%            18.0%
           Corporate & Other                              907          1,250          1,651              -27.5%           -24.3%
                                                ---------------------------------------------------------------------------------
                                                     $ 10,559       $ 12,114       $ 10,858
==================================================================================================================================

     OPERATING INCOME (LOSS):
           Metal Forming                                $ 984        $ 4,717        $ 3,953              -79.1%            19.3%
           Corporate & Other                             (844)          (852)          (242)              -0.9%           252.1%
                                                ---------------------------------------------------------------------------------
                                                        $ 140        $ 3,865        $ 3,711
==================================================================================================================================

DISCONTINUED OPERATIONS
     Net Sales                                       $ 26,243       $ 21,811        $16,183               20.3%            34.8%
     Gross Margin                                    $  5,575       $  4,903        $ 3,744               13.7%            31.0%
     Operating Income (Loss)                         $ (2,105)      $    229        $   444               N/M   [1]      -48.42%
==================================================================================================================================


[1]  Not meaningful  (N/M)

The following discussion of the Company's results of operations should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto.

BASIS OF FINANCIAL STATEMENTS
During fiscal 1999, the Company committed to plans to sell the material handling segment consisting of the operations of American Handling, Inc. (AHI) and Northern Steel Company (Northern). The Company intends to complete the sale before the end of the third quarter of fiscal 2000.
Accordingly, the assets of AHI and Northern are treated as "held for sale" and the related operating results have been classified as discontinued operations in the Consolidated Financial Statements for all periods presented. The Company recorded a loss from these discontinued operations of $1.7 million, net of taxes in fiscal 1999. The components of this net loss are discussed further under the caption "Discontinued Operations - Material Handling Segment".


CONTINUING OPERATIONS

OVERVIEW
Centrum is a holding company that owns and acquires metal forming operations that have strong niche positions. The Company's long range goal is to enhance the overall value of its metal forming operations through a combination of increased market penetration and complementary acquisitions or strategic business combinations. Revenues in the metal forming operations are affected by worldwide demand in the power generation, compressor, mining, construction equipment, aerospace and oil and gas industries.

RESULTS OF OPERATIONS
The Company's continuing operations consist primarily of the metal forming segment. The metal forming segment was established on March 8, 1996 with the acquisition of McInnes Steel Company (McInnes), and consists of steel open die forging, nonferrous casting and seamless rolled ring operations. McInnes Rolled Rings - Memphis (MRR-Memphis), formerly known as Taylor Forge Company, was acquired on June 4, 1997 to expand this segment and is included in the results of operations since the acquisition date. The Corporate and Other contains the corporate office which functions to oversee the manufacturing operations and pursue future strategic opportunities for growth. In addition, this contains manufacturing operations which are not sufficiently material to warrant separate discussion.

YEAR ENDED MARCH 31, 1999 COMPARED TO MARCH 31, 1998

Consolidated Results
Net Sales decreased by $4.8 million or 8.4% to $52.3 million during fiscal 1999. Lower revenues were caused by weaker demand during the second half of 1999 in most markets served by the metal forming operations. Gross margin on a consolidated basis declined to 16.9% of sales in fiscal 1999 as compared to 21.2% in the prior year. This reduction is primarily attributable to the revenue reduction discussed above as margins felt the pressure of reduced volumes and changes in product mix. Revenues in the metal forming segment experienced a steep decline during the second half of fiscal 1999 as a result of significantly lower worldwide demand in the markets served by the segment. Although plant costs were cut substantially during this period, margins were adversely affected by the revenue decline. Selling, General and Administrative expense (SG&A) increased to 16.7% of sales from 14.4% in the prior year. The primary cause for this increase as a percentage of sales was approximately $1.2 million in pretax charges. These charges were taken as a result of the reduction in revenues discussed above and the realignment of certain metal forming operations. See the more detailed discussion under "Metal Forming Operations" below.

As a result of the items discussed above, operating income fell from $3.9 million in the prior year to $100,000 in fiscal 1999. In addition, a one-time charge of $210,000 was taken during 1999 to miscellaneous expense in order to reflect the write-off of certain acquisition costs associated with a potential transaction that was not completed.

The current year provision for income taxes reflects a tax benefit rate of (44%) as compared to a fiscal 1998 tax provision rate of 33%. The current year tax benefit rate primarily results from the creation of federal and state Net Operating Loss ("NOL") carryforwards. In addition, during 1999, management recorded an $827,000 credit to deferred income expense. The credit to the deferred income tax provision was to reduce the existing valuation allowance and was based on new information regarding certain federal net operating loss carryforwards (NOLs). This information reduced the level of uncertainties with respect to a portion of these NOLs whereby management concluded that it was more likely than not that the Company would realize these benefits.

The Company also recorded an extraordinary charge of $295,000, net of taxes in fiscal 1999. The extraordinary item relates to the refinancing of the Company's senior debt during the fourth quarter. The extraordinary item consists of costs associated with the closing of the previous senior debt facility, the write-off of intangible assets associated with the facility and professional fees. Please refer to the liquidity and capital resources discussion for a more detailed description of the new senior debt facility.

Results for the individual segments follow.


METAL FORMING OPERATIONS

Sales in the metal forming operations were $48.5 million in fiscal 1999 as compared to $52 million in the prior year or a reduction of $3.5 million or 6.7%. Domestic demand in the metal forming operations has been adversely affected by the global economic crisis and depressed conditions in the oil and gas industry. Industry revenues during the fourth quarter were down by approximately 21% when compared to the comparable prior year period as published by the Forging Industry Association. Markets supplied by this segment such as oil and gas, bearing, construction equipment, and compressor manufacturers experienced a pronounced reduction in order volume during the second half of fiscal 1999. As a result of these conditions, revenues in the segment declined from a high of $13.6 million in the first quarter of fiscal 1999 to $10.6 million in the fourth quarter reflecting a reduction of 22% between the periods.

This revenue trend is expected to recover during the next year as the segment realizes the benefit of renewed order activity from the domestic power generation market. Recurring "brown-outs" in the United States during the summer of 1998 resulted in a significant acceleration of planned capacity additions of gas turbine and steam turbine power generators in the electric utility industry. General Electric, the Company's largest power generation customer, has reported a 62% increase in order volume during calendar 1999 and early orders for calendar 2000 indicate another 19% growth. Industrial gas turbines are expected to supply 25% of global power in the year 2000 up from 13% last year. This has created new orders for the segment during the fourth quarter that will benefit revenues in fiscal 2000.

Gross margin for the segment fell to 16.5% in fiscal 1999 from 20.9% in the prior year. This reduction in margins is primarily attributable to the reduction in revenues discussed above. Although employment levels were reduced by approximately 20% and plant costs were cut significantly during the year, these reductions could not maintain pace with the revenue reductions experienced during the third and fourth quarter. In addition, margins were under pressure by a change in mix during the year as the segment sought thinner margin commercial products in order to bolster volume. Gross margins are expected to improve in the coming year as a result of the operating costs reductions implemented during the second half of fiscal 1999. In addition, margins will be benefited by an improvement in volume during fiscal 2000 as the revenue stream realizes the benefit of increased order activity in the domestic and worldwide power generation markets.

SG&A expenses increased to 14.4% of sales from 11.8% in the prior year. The primary cause for this increase is approximately $1.2 million in one-time charges arising from the reduction in revenue levels and the realignment of the segment's operations. The major components of these charges were approximately $300,000 in bad debt expense related to accounts in the oil and gas markets, $250,000 for severance accruals, and $200,000 in adjustments to insurance reserves. These charges are expected to be non-recurring. As a result of the decline in revenues, margins, and the one time charges discussed above, operating income for the segment was reduced to $1 million in fiscal 1999 from $4.7 million in the prior year.

During fiscal 2000, the Company expects operating profits to realize the benefit of a recovery in revenues as a result of increased demand in the power generation markets. In addition, margins will improve to more historical levels benefited by recovering revenues and reductions in operating costs initiated during the second half of fiscal 1999. As a result of these trends, management anticipates a return to historical operating margin rates during the next year.

CORPORATE AND OTHER

Pretax loss in this segment increased to $1.8 million in the current fiscal year as compared to $1.6 million in the prior year as a result of a one time charge of $210,000 to write off certain acquisition costs. Also, during 1999, the Company closed it corporate office in Toledo, Ohio and relocated these operations to the metal forming headquarters in Corry, Pennsylvania as a direct result of its commitment to the metal forming operations.

DISCONTINUED OPERATIONS - MATERIAL HANDLING SEGMENT

As mentioned above, the Company has committed to a formal plan to sell the operations that comprise the material handling segment. The sale of AHI and Northern is projected to be before the end of the third quarter of fiscal 2000. For this reason, the net assets of the segment have been classified as "held for sale" and the operating results have been classified as discontinued operations in the Consolidated Financial Statements for all periods presented.

Revenue in the material handling segment increased by $4.4 million or 20.3% to $26.2 million in fiscal 1999 as compared to $21.8 million in the prior year. However, excluding the acquisition of Northern, revenues at the segment decreased by 22.2% or $3.6 million during fiscal 1999. Revenues deteriorated primarily because of lack of demand in the automotive aftermarket for material handling systems. As a result of this, management focused intensely on the development of new sections of the material handling market during fiscal 1999.

Orders were received from such new sectors as construction, industrial supplies, medical products and printing. In addition, margin levels in these growing sectors have improved when compared to the traditional automotive aftermarket. Backlogs for the segment have increased from $4.4 million in the prior year to $11.1 million primarily as a result of the penetration of these new markets. The revenue stream is expected to return to historical levels during fiscal 2000 as the segment realizes the benefit of the increased backlogs.

Gross margins for the segment fell to 20.7% in fiscal 1999 from 22.6% in the prior year. The primary cause of the reduction in margin was the inclusion of Northern in a full year of operations. Excluding Northern, margins at the segment improved to 23.2% in fiscal 1999 as compared to 20.7% in the prior year. The prior year margins were impacted by the underperformance of a $6 million project for the segment which represented an entry into a new market. The current year margin rate of 23.2% represents a return to more historical levels. Margins at Northern were 18.3% for the current year. These margin levels are consistent with other material handling distributors. Management's strategy is to use Northern as an entry into the west coast markets for the segment's higher margin system design products.

SG&A at the segment increased to 28.2% of sales in fiscal 1999 from 20.8% in the prior year as a result of management's commitment to maintaining the administrative infrastructure necessary to penetrate new sectors of the material handling market. These costs will return to more traditional levels as a percentage of sales during the next fiscal year as the revenue stream realizes the benefit of the increased backlogs. Interest expense for the segment increased by approximately $180,000 as a result of the inclusion of Northern in a full year of operations.

As a result of the preceding items, the segment recorded a $2.4 million pretax loss in fiscal 1999 compared to $1.0 million (including a one time gain of $745,000) in pretax income in the prior year. Management expects revenues and operating profits to recover significantly during fiscal 2000 as a result of stronger backlogs and an improvement in product mix during 1999.


YEAR ENDED MARCH 31, 1998 COMPARED TO MARCH 31, 1997

Consolidated results
Net sales from continuing operations increased by $2.1 million or 3.9% to $57.1 million for fiscal 1998 as a result of the inclusion of MRR-Memphis in the results of operations. Excluding this acquisition, consolidated revenues declined by $4.9 million to $50 million or (10%) during the current year. This change in revenue stems from a $1.7 million reduction in sales in the metal forming operations and a $3.2 million reduction at the manufacturing operations included in Corporate and Other. Gross margin on a consolidated basis increased to 21.2% in 1998 from 19.8% in 1997 as a result of improvement in the product mix at metal forming. See the more detailed discussion under "Metal Forming Operations" below.

The current year provision for income taxes reflects an effective rate of 32.9% as compared to a fiscal 1997 tax benefit rate of (46.1%). During 1997, management recorded a provision for income tax expense of $827,000 which was offset by a $1.6 million credit to deferred income tax expense. The credit to deferred income tax expense was to reduce existing valuation allowances and was based upon new information evaluated during the year regarding the availability of certain federal net operating loss carryforwards (NOLs) and the continued improvements and operating profits throughout the Company.

Results for each of the individual segments are as follows.


METAL FORMING OPERATIONS

Sales at the metal forming operations were $52 million as compared to $46.6 million in the prior year or an increase of 11.5%. The increase is due entirely to the inclusion of MRR-Memphis in the current year results of operations. Revenue growth in this segment slowed during fiscal 1998 from the rate achieved during fiscal 1997. Growth in the seamless rolled ring market coupled with the addition of new forged product lines was offset by a reduction in demand for open die forgings in the power generation market. Strong demand from both bearing and gear producers has continued to fuel the revenue stream in the segments' rolled ring operations. This was coincident with the addition of several new forged product lines for the aircraft and oil and gas markets. However, overall sales growth was diminished, as orders for open die forgings for the power generation markets slowed during the fourth quarter with the continuation of the economic crisis in Asia. Management believes demand trends in the power generation market will remain sluggish during the first half of fiscal 1999 and then return to historic rates during the second half of the fiscal year. During the first half of fiscal 1999, the revenue stream is expected to realize the benefit of the new product lines discussed above, offsetting shortages caused by the power generation markets.

Gross margins for the segment increased to 20.9% in fiscal 1998 from 19.7% in the prior year. Gross margin was 23.1% excluding the results of MRR-Memphis. Margins have been positively impacted at this segment by the addition of the new products for the aircraft and oil and gas markets. In addition, management's emphasis on cost reductions continue to have a positive impact on manufacturing costs. Operating income for the segment increased to 9.1% in the current year and 9.6% excluding the results of MRR-Memphis as compared to 8.5% in fiscal 1997. The majority of the improvement in gross margins was translated into a positive impact on earnings as management held SG&A, as a percentage of sales, consistent with prior year levels. As a result of this, operating income for the segment grew by $764,000 or 19.3% during fiscal 1998 and $352,000 or 8.5% excluding the results of MRR-Memphis.


CORPORATE AND OTHER

Sales decreased at Corporate and Other by 39% or $3.2 million during fiscal 1998 to $5.1 million in the current year from $8.3 million the prior year. This reduction is primarily the result of a shift in product. The decrease in sales, coupled with an increase of $200,000 in SG&A, caused the 1999 operating loss to increase by $600,000 over the prior year level. Interest expense reflected a reduction of $172,000 attributable to the repayment of bridge notes issued in connection with the McInnes acquisition during fiscal 1997.


DISCONTINUED OPERATIONS - MATERIAL HANDLING SEGMENT

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


LIQUIDITY AND CAPITAL RESOURCES

BASIS OF PRESENTATION
For purposes of analyzing the cashflow and liquidity of the Company, the Statement of Cashflows in the accompanying Consolidated financial Statements has been presented by aggregating both "continuing" and "discontinued" operations.

OPERATING ACTIVITIES CASH FLOW
Cash provided by operating activities during fiscal 1999 was $3.1 million. The primary sources of cash during fiscal 1999 were reductions in accounts receivable of $2 million and inventories of $1.1 million resulting from management's goals to reduce these balances during the year. In addition, cash was raised through increases in accounts payable of $1.8 million and accrued expenses of $2 million. Management has continued its emphasis on managing payables and accruals to assist in reducing interest expense.

Cash provided by operating activities during fiscal 1998 was $3.7 million. The primary source of cash other than net income, and depreciation, was a $1.5 million reduction in costs and estimated earnings in excess of billings on uncompleted contracts. The reduction of this asset was caused by the reduction in revenue at one of the Company's operating facilities as a result of a change in product mix. The decrease in accrued expenses of $1.7 million was caused by a reduction in deposits at the material handling and corporate and other segments due to the completion of long term contracts during the fiscal year and the payment of contingent liabilities associated with the acquisition of Northern. Cash used by operating activities for the year ended March 31, 1997 was $1.6 million. During 1997 the largest uses of cash were the reduction of accounts payable by $2.8 million and the $1.1 million increase in costs and estimated earnings in excess of billings due to the timing of certain vendor payments and the timing of billings related to two large contracts which were in process at year end.

FINANCING AND INVESTING ACTIVITIES CASH FLOWS
To finance acquisitions, capital expenditures, and debt maturities during 1999, 1998 and 1997, Centrum relied upon a combination of new capital, senior debt and operating cash flow. During fiscal 1999, the Company refinanced its senior debt with a new lender. Proceeds from the issuance of this debt were sufficient to satisfy the financing and investing activities of the Company. Operating cashflow in fiscal 1998 was sufficient to support the retirement of $2.5 million in term debt coupled with a $1.1 million reduction in the line of credit. During 1998, debt proceeds of $8 million were used to finance acquisitions. During 1997, Centrum completed a Private Placement Offering ("Offering") for 2.4 million shares of its common stock. Total proceeds from the Offering were $3.1 million, which is net of $347,000 in issuance costs and expenses. During 1997, an additional $2.8 million was drawn on the revolving line of credit to support operations and working capital requirements.

Senior Facility
On February 26, 1999, the Company entered into a new senior debt facility with a lender ("Lender"). The facility consists of various debt instruments including a $20 million revolving line of credit note ("Revolver"), a $13.5 million term note, an $8 million capital expenditure line, and a $5 million acquisition line of credit (collectively the "Senior Facility"). The Senior Facility replaces the previous facilities maintained separately by McInnes and AHI and permits the utilization of cashflow and collateral on a consolidated basis when calculating availability under the Revolver. As of March 31, 1999, approximately $33.5 million in loans and commitments were available of which the Company has borrowed $22.2 million. Availability under the Revolver as of May 31, 1999 was $1.6 million. The financing provided by the Lender is secured by substantially all the real and personal property of Centrum and its direct and indirect subsidiaries and contains various financial, operational and reporting covenants. Included among these covenants is a prohibition on the Company from incurring new secured debt or new unsecured debt in excess of certain thresholds or from making any business acquisitions, unless an approval is first obtained from the Lender. During 1999, the company violated certain covenants of the Senior facility. These covenants were waived and reset by the lender. The current financial covenants include the requirements that Centrum maintain a fixed charge coverage ratio of 1.1 to 1 at year end and certain levels of minimum net worth.

Acquisitions
On June 4, 1997, Centrum acquired substantially all of the assets of MRR-Memphis, through a subsidiary of McInnes. MRR-Memphis produces steel seamless rolled rings for the oil, bearing and miscellaneous commercial industries. The purchase price of approximately $6.8 million was financed by debt agreements and the issuance of 33,264 shares of the Company's common stock.

Centrum acquired substantially all of the assets and certain liabilities of Northern Steel, Inc., (NSI), on November 5, 1997, through an American Handling, Inc. subsidiary. The subsidiary is now known as Northern Steel Company (Northern). Northern supplies shelving, racks, conveyors, and other storage and distribution equipment as components of material handling systems. The initial purchase price of approximately $2.4 million was funded by a line of credit at the material handling segment and cash. Subsequent to the closing, a purchase price adjustment of $598,000 was reimbursed to the Company by the seller. The purchase price adjustment was based upon changes in the closing net worth of NSI as determined by the purchase agreement and certain post closing adjustments agreed upon by the parties.

The Company currently has a Note and Warrant Purchase Agreement (Notes) entered into with three investment funds which provides for $2.5 million aggregate principal amount of 11% convertible debt with warrants for the purchase of 1,250,000 shares of the Company's common stock for $2 per share. The Notes are convertible at any time at the option of the holder (Holders) to shares of the Company's common stock. The Notes are presently secured by the guarantees of two of the Company's subsidiaries, and the Notes have been subordinated to the Senior Facility. The Note agreements contain various financial, operational, and reporting covenants and requirements including a requirement that each of the Holders must approve certain financial and operational transactions of the Company, including the incurrence of new secured or unsecured debt, with certain exceptions, and any business acquisitions. The financial covenants include the requirements that the Company maintain a fixed charge coverage ratio not less than 1 to 1. This ratio was not maintained by the Company during fiscal 1999 and the requirement was waived by the Holders. The Company is also required to maintain a ratio of total liabilities to net worth not to exceed 5.4, 3.5 and
2.4 to 1 for the years ending March 31, 1997, 1998 and 1999, respectively. However, due to the acquisitions of MRR-Memphis and Northern, the Company did not meet the total liabilities to net worth ratio at March 31, 1998 and March 31, 1999 and a waiver from the Holders was obtained for both years. Net worth is not to be less than $5.1, $7.4 and $9.8 million at March 31, 1997, 1998 and 1999, respectively. The Net Worth requirement was not met for fiscal 1999 and a waiver was obtained from the Holders. Additionally, the Company may not pay dividends or issue additional shares of common stock (with certain exceptions), without the prior approval of the Holders. The Company has also entered into an Equity Holders Agreement, in which the Company has agreed to use its best efforts to cause two persons designated by the Holders to be nominated to the Company's Board of Directors. Pursuant to which, the Board nominated, and the shareholders elected, two designees, (Messrs. Schroder and Klaffky), to the Board during 1997, and returned for 1998 and 1999.

Capital expenditures
Centrum has no material commitments for capital expenditures at this time. During 2000 capital expenditures, primarily at the metal forming operations, are expected to be approximately $1.2 million.

Future Funding
The primary sources of funds available to the Company in fiscal 2000 for operations, planned capital expenditures and debt repayments include available cash, operating income and funds available under the line of credit agreement. Management believes that sufficient funds for operations, debt repayments and acquisitions can be raised through cash flows generated by the operating subsidiaries and funds available under the Senior Facility during the next year. The $2.5 million in subordinated debt is scheduled to mature during fiscal 2001. Management believes that cashflows from operations and funds available under the Senior Facility will be sufficient to satisfy this maturity. In addition, the Senior Facility will mature in 2002 and funds from operations are not expected to be sufficient to satisfy this maturity. Management intends to refinance or extend the facility prior to maturity.

Tax and other matters
At March 31, 1999 and 1998, the Company had $17 million and $9 million in net operating loss carryforwards (NOLs) available which would reduce income tax payable in future years. However, there are uncertainties related to both the amount and ultimate realization of the NOLs. At March 31, 1999 and 1998, a remaining valuation reserve of $840,000 and $1.7 million has been maintained, primarily due to limitations on the usage of certain pre-acquisition NOLs. The remaining valuation allowance could be increased or reduced in the near term if estimates of future taxable income during the carryforward period change substantially. During 1998, and 1997, the Company reduced its income taxes payable by $293,000 and $534,000 respectively, through the use of NOLs.

Quantitative and Qualitative Disclosures About Market Risk
The principal market risk (i.e., the risk of loss arising from adverse changes in market rates and prices) that the Company is exposed to is interest rate risks. The adverse effects of potential changes in this market risk is discussed below. The sensitivity analyses presented does not consider the effects that such adverse changes may have on overall economic activity, nor do they consider additional actions management may take to mitigate the Company's exposure to such changes. Actual results may differ. See the Notes to the Consolidated Financial Statements for a description of the Company's accounting policies and other information related to these financial instruments.

Variable-Rate Debt. As of March 31, 1999, the Company had approximately $22.5 million outstanding under the Senior Facility. The interest rate on the term debt portion, $13.5 million at March 31, 1999, of the credit facility is based upon a 2.75% spread above the London Interbank Offered Rate (LIBOR). The amount outstanding under the line of credit portion of the revolving credit facility, $9 million at March 31, 1999, bears interest at LIBOR plus 2.25%. The Company also has the option to set interest rates on these instruments in relation to the Prime Rate. The amount outstanding under this revolving credit facility will fluctuate throughout the year based upon working capital requirements. Based upon the $22.5 million outstanding under the revolving credit facility at March 31, 1999, a 1.0% change in the interest rate (from the March 31, 1999 rate) would cause a change in interest expense of approximately $225,000 on an annual basis. The Company's objective in maintaining these variable rate borrowings is flexibility and lower overall cost as compared with fixe-rate borrowings.

Fixed-Rate Debt. As of March 31, 1999, the Company had approximately $5.4 million long-term debt, outstanding, with an estimated fair value approximating the carrying value. Market risk, estimated as the potential increase in fair value resulting from a hypothetical 1.0% decrease in interest rates, was approximately $50,000 as of March 31, 1999.


YEAR 2000 (Y2K) DATE CONVERSION ISSUES

The Year 2000 issue was caused by many computers and software systems using an abbreviated two-digit date field to designate a year. As a result, computerized systems may not properly process transactions using a year 2000 or later date.

The Company is aware of the Year 2000 computer issue, and has evaluated its existing computer hardware and software systems. The Company's objective is to address the Y2K issues, both internally and externally. The Metal Forming Operations Segment has addressed the Year 2000 issue as part of the ongoing implementation of their normal upgrading of hardware and software. At the Material Handling Segment, American Handling is integrating their operations with Northern, whose software is Year 2000 capable. The Company presently believes that, with modifications to existing software and conversions to new software, the

Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. However, if such modifications and conversions are not completed timely, the Year 2000 problem may have a material impact on the operations of the Company.

The process of contingency planning has begun during the remediation of the internal IT and non-IT systems. Management expects that post remediation testing will be completed by the end of 1999 and contingency plan formalized at that time.

The Company has undertaken assessing the Y2K readiness of key suppliers and customers. However, the Company is unable to definitively determine that all key suppliers and customers will be Y2K compliant. In addition, there can be no assurance that the systems of other companies on which the Company relies will be corrected as planned or that such failure to correct this issue by another company would not have an adverse effect on the Company.

Costs to address the Y2K issue have not been individually tracked or budgeted as separate projects by the Company. The Y2K costs, which have been incurred, have been recorded as part of the normal operating costs. The total cost for the Company to achieve Y2K compliance is currently estimated at $300,000, approximately one half of this amount has already been incurred. In addition, while many costs have been anticipated, the ultimate costs of the Y2K issue are unknown.

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


LEGAL MATTERS

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

Private party suits and actual cleanup costs in excess of governmental estimates can affect the reliability of the Company's loss estimates. In addition, unasserted claims are not reflected in the Company's cost estimates. Pursuant to the environmental statutes, the Company may be found jointly and severally liable to the government for cleanup costs; however, management believes that the current status of government settlements and group cleanup participation at the site indicates that the liability will be shared by responsible parties. Currently, there are at least 17 parties participating in a pro rata cost sharing arrangement with respect to the site cleanup work. The Company has negotiated an insurance settlement which requires the carrier to reimburse the Company for site expenses, subject to a ceiling. At March 31, 1999 and 1998, the Company has recorded a liability of $400,000 of which $163,800 was recorded as current liability. At March 31, 1999 and 1998, the Company has recorded a receivable from its insurance carrier which is included in current assets. Funds are expected to be paid over approximately two years. The total anticipated site costs and private suits are not expected to vary materially from the recorded amounts.


OUTLOOK

Revenues from continuing operations on a consolidated basis are expected to increase between 5% and 10% during fiscal 2000 as a result of the significant increase in domestic demand for gas turbine and steam turbine power generation equipment. This activity is expected to offset the continued slow conditions in the remaining markets served by the metal forming operations. The pace of recovery in global economic conditions over the next year will have a significant impact on the markets served by this segment. Management has positioned the metal forming operations to perform at historical margin levels by reducing the workforce by approximately 20% and aggressively cutting operating and administrative expenses during the second half of 1999. As a result of these reductions, the metal forming operations stand competitively positioned to capitalize on any further recovery in the marketplace during fiscal 2000.

Management will continue its focus on further improvements in operating margins at the metal forming corporate segment over the next year. In addition, the Company will pursue potential acquisitions, combinations or strategic alliances which will complement the current operations and enhance future earnings. Management will continue their long term emphasis on improving operating margins and attaining annual consolidated revenue growth fueled by both complementary acquisitions or business combinations and increased market penetration.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements and Financial Statement Schedule

       Financial Statements:                                                              Page
                                                                                          ----
       Report of Independent Accountants                                                   26
       Consolidated Balance Sheet at March 31, 1999 and 1998                               27

       Consolidated Statement of Operations for the three years ended March 31,1999        28
       Consolidated Statement of Changes in Shareholders' Equity
          for the three years ended March 31, 1999                                         30
       Consolidated Statement of Cash Flows for the
          three years ended March 31, 1999                                                 31

       Notes to Consolidated Financial Statements                                          32

Financial Statement Schedule for the three years ended March 31, 1999

Schedule II  Valuation and Qualifying Accounts                                             57

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

      CENTRUM INDUSTRIES, INC.
       AND ITS SUBSIDIARIES
      CONSOLIDATED FINANCIAL STATEMENTS
      MARCH 31, 1999

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Centrum Industries, Inc.


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Centrum Industries, Inc. and its subsidiaries at March 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP
Toledo, Ohio
June 25, 1999




CENTRUM INDUSTRIES, INC. AND ITS SUBSIDIARIES                                                                     2

CONSOLIDATED BALANCE SHEET
-------------------------------------------------------------------------------------------------------------------

                                                                                           MARCH 31,
                                                                                   1999                1998
ASSETS
Current assets:
   Cash and cash equivalents                                                  $        83,873    $     1,072,081
   Accounts receivable, less allowance for doubtful
    accounts of $59,775 and $45,840, respectively                                   7,777,609         10,561,404
   Cost and estimated earnings in excess of
    billings on uncompleted contracts                                                 619,378            239,947
   Inventories, net                                                                10,474,845         10,850,042
   Net assets held for sale (Note 2)                                                2,291,501          4,022,551
   Prepaid expenses and other                                                         229,260            824,011
                                                                              ---------------    ---------------
        Total current assets                                                       21,476,466         27,570,036
Property, plant and equipment, net                                                 17,911,234         16,542,228
Other assets                                                                        5,355,047          3,303,213
                                                                              ---------------    ---------------

        Total assets                                                          $    44,742,747    $    47,415,477
                                                                              ===============    ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Revolving line of credit                                                   $     7,108,942    $    11,548,899
   Current portion of long-term debt                                                1,844,242          3,159,086
   Accounts payable                                                                 8,195,551          8,256,841
   Deferred income taxes                                                              238,340            110,218
   Accrued expenses and other                                                       2,533,848          2,457,655
                                                                              ---------------    ---------------
        Total current liabilities                                                  19,920,923         25,532,699
                                                                              ---------------    ---------------
Long-term debt, less current portion                                               17,055,190         11,180,914
                                                                              ---------------    ---------------
Other liabilities                                                                     783,169            577,564
                                                                              ---------------    ---------------
Commitments and contingent liabilities (Note 11)
                                                                              ---------------    ---------------

Shareholders' equity:
   Preferred stock - $.05 par value, 1,000,000 shares authorized, 70,000 issued and outstanding (liquidation
    preference of $10 per share)                                                        3,500              3,500
   Common stock - $.05 par value, 45,000,000 shares
    and 15,000,000 authorized, respectively,
    8,486,001 and 8,403,501 issued and
    outstanding, respectively                                                         424,300            420,175
   Additional paid-in capital                                                       8,104,222          7,992,847
   Retained earnings (deficit)                                                     (1,548,557)         1,707,778
                                                                              ---------------    ---------------
        Total shareholders' equity                                                  6,983,465         10,124,300
                                                                              ---------------    ---------------

        Total liabilities and shareholders' equity                            $    44,742,747    $    47,415,477
                                                                              ===============    ===============


The accompanying notes are an integral part of the consolidated financial statements.



CENTRUM INDUSTRIES, INC. AND ITS SUBSIDIARIES                                                                     3

CONSOLIDATED STATEMENT OF OPERATIONS
-------------------------------------------------------------------------------------------------------------------

                                                                                 FOR THE YEAR ENDED
                                                                                      MARCH 31,
                                                                        1999            1998              1997

Net sales                                                       $     52,288,939  $    57,103,774  $     54,971,724
                                                                ----------------  ---------------  ----------------
Cost and expenses:
   Cost of goods sold                                                 41,729,535       43,395,025        42,840,124
   Depreciation                                                        1,711,292        1,594,990         1,273,707
                                                                ----------------  ---------------  ----------------
   Gross margin                                                        8,848,112       12,113,759        10,857,893

   Selling, general and administrative expenses                        8,708,619        8,248,787         7,147,282
                                                                ----------------  ---------------  ----------------

Operating income                                                         139,493        3,864,972         3,710,611
                                                                ----------------  ---------------  ----------------

Other income (expense):
   Interest expense, net                                              (2,787,966)      (2,948,064)       (2,557,885)
   Miscellaneous, net                                                   (229,260)          56,026            70,995
                                                                ----------------  ---------------  ----------------
      Total other expense, net                                        (3,017,226)      (2,892,038)       (2,486,890)
                                                                ----------------  ---------------  ----------------

Income (loss) from continuing operations before
 income taxes                                                         (2,877,733)         972,934         1,223,721
                                                                ----------------  ---------------  ----------------

Provision (benefit) for income taxes:
   Current                                                               190,828           30,743          (247,335)
   Deferred                                                           (1,777,615)         290,926          (617,907)
                                                                ----------------  ---------------  ----------------
      Total provision (benefit) for income taxes                      (1,586,787)         321,669          (865,242)
                                                                ----------------  ---------------  ----------------

Income (loss) from continuing operations                              (1,290,946)         651,265         2,088,963

Discontinued operations - Note 2

   Income (loss) from discontinued operations,
      net of income taxes                                             (1,670,531)         654,053           361,315
                                                                ----------------  ---------------  ----------------

Income (loss) before extraordinary item - Note 7                      (2,961,477)       1,305,318         2,450,278

   Extraordinary item, net of income taxes                              (294,858)               -                 -
                                                                ----------------  ---------------  ----------------

Net income (loss)                                               $     (3,256,335) $     1,305,318  $      2,450,278
                                                                ================  ===============  ================

Basic earnings per common share
   Continuing operations                                        $          (.15)  $            .08 $            .28
   Discontinued operations                                                 (.20)               .08              .05
   Extraordinary item                                                      (.04)                -                 -
                                                                ---------------   ---------------  ----------------
   Net income (loss)                                            $          (.39)  $            .16 $            .33
                                                                ===============   ================ ================
Diluted earnings per share
   Continuing operations                                        $          (.15)  $            .08 $            .26
   Discontinued operations                                                 (.20)               .08              .05
   Extraordinary items                                                     (.04)                -                 -
                                                                ---------------   ---------------  ----------------
   Net income (loss)                                            $          (.39)  $            .16 $            .31
                                                                ===============   ================ ================

Weighted average number of common shares - basic                       8,423,617        8,412,642         7,481,617
                                                                ================  ===============  ================

Weighted average number of common shares - diluted                     8,423,617        8,652,255         7,893,061
                                                                ================  ===============  ================


The accompanying notes are an integral part of the consolidated financial statements.



CENTRUM INDUSTRIES, INC. AND ITS SUBSIDIARIES                                                                             4

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------------------

                                                                                               Additional      Retained
                                        Preferred Stock                Common Stock              Paid-in       Earnings
                                        ---------------                ------------
                                    Shares         Amount          Shares         Amount         Capital       (Deficit)

Balance at March 31, 1996             70,000     $     3,500      6,170,860     $  308,543     $ 5,318,767   $ (2,047,818)
    Issuance of common stock               -               -      1,954,523         97,726       2,494,676              -
    Exercise of warrants and
     options                               -               -        243,521         12,176         104,790              -
    Net income                             -               -              -              -               -      2,450,278
                                 -----------     -----------    -----------     ----------     -----------   ------------

Balance at March 31, 1997             70,000           3,500      8,368,904        418,445       7,918,233        402,460
    Issuance of  common stock              -               -         33,264          1,663          73,181              -
    Exercise of warrants                   -               -          1,333             67           1,433              -
    Net income                             -               -              -              -               -      1,305,318
                                 -----------     -----------    -----------     ----------     -----------   ------------

Balance at March 31, 1998             70,000           3,500      8,403,501        420,175       7,992,847      1,707,778
    Issuance of warrants                                             82,500          4,125         111,375
    Net loss                                                                                                   (3,256,335)
                                 -----------     -----------    -----------     ----------     -----------   -------------

Balance at March 31, 1999             70,000     $     3,500      8,486,001     $  424,300     $ 8,104,222   $ (1,548,557)
                                 ===========     ===========    ===========     ==========     ===========   ============






The accompanying notes are an integral part of the consolidated financial statements.



CENTRUM INDUSTRIES, INC. AND ITS SUBSIDIARIES                                                                         5

CONSOLIDATED STATEMENT OF CASH FLOWS
-----------------------------------------------------------------------------------------------------------------------

                                                                                   FOR THE YEAR ENDED
                                                                                        MARCH 31,
                                                                        1999            1998             1997
Cash flows from operating activities:
   Net income (loss)                                            $     (3,256,335) $     1,305,318  $      2,450,278
   Adjustments to reconcile net income to
    net cash provided by (used for) operating activities:
      (Gain) loss on sale of fixed assets                                 31,733          (38,272)          (55,683)
      Gain on sale of contractual right                                        -         (744,736)                -
      Depreciation                                                     1,857,120        1,708,289         1,346,125
      Amortization of intangible assets                                  140,774          150,250           143,143
      Amortization of debt premium and issue costs                       769,434          367,197           334,892
      Deferred income taxes                                           (2,797,981)         452,867          (817,446)
      Warrants issued for services provided                               33,000                -                 -
      Changes in assets and liabilities that provided (used)
       operating cash, net of acquisition:
        Accounts receivable                                            2,022,699          460,965          (101,653)
        Costs and estimated earnings in excess
         of billings on uncompleted contracts                           (872,479)       1,487,790        (1,141,109)
        Inventories                                                    1,057,066         (277,056)         (502,681)
        Accounts payable                                               1,843,752          910,439        (2,865,241)
        Prepaid expenses and other                                       252,864         (355,612)           87,707
        Accrued expenses and other                                     2,050,682       (1,716,105)         (457,643)
                                                                ----------------  ---------------  ----------------
              Net cash provided by (used for)
               operating activities                                    3,132,329        3,711,334        (1,579,311)
                                                                ----------------  ---------------  ----------------

Cash flows from investing activities:
   Proceeds from sale of contractual right                                     -          776,965                 -
   Purchase of Taylor, net of cash acquired                                    -       (6,784,734)                -
   Purchase of Northern, net of cash acquired                                  -       (2,440,406)                -
   Purchase of property and equipment, other                          (2,220,085)      (1,245,755)         (815,215)
   Purchase of property and equipment, Taylor                         (1,231,586)               -                 -
Other                                                                          -           98,000           (86,343)
                                                                ----------------  ---------------  ----------------
              Net cash used for investing activities                  (3,451,671)      (9,595,930)         (901,558)
                                                                ----------------  ---------------  ----------------

Cash flows from financing activities:
   Proceeds from debt                                                 19,665,081                -                 -
   Proceeds from issuance of acquisition debt                                  -        8,028,531           525,000
   Debt issue costs                                                     (380,864)               -                 -
   Net change in bank lines of credit                                 (4,615,855)      (1,146,367)        2,758,239
   Repayments of term debt                                           (15,225,648)      (2,459,567)       (2,854,267)
   Proceeds from the issuance of common stock
    and exercise of warrants and options                                  82,500            1,500         2,709,367
                                                                ----------------  ---------------  ----------------
              Net cash provided by financing
               activities                                               (474,786)       4,424,097         3,138,339
                                                                ----------------  ---------------  ----------------

Increase (decrease) in cash and cash equivalents                        (794,128)      (1,460,499)          657,470
Cash and cash equivalents at beginning of year                         1,297,720        2,758,219         2,100,749
                                                                ----------------  ---------------  ----------------

Cash and cash equivalents at end of year                                 503,592        1,297,720         2,758,219

Less cash at discontinued operations                                     419,719          225,639         1,818,387
                                                                ----------------  ---------------  ----------------

Cash and cash equivalents at year end,
 net of discontinued operations                                 $         83,873  $     1,072,081  $        939,832
                                                                ================  ===============  ================


The accompanying notes are an integral part of the consolidated financial statements.

CENTRUM INDUSTRIES, INC. AND ITS SUBSIDIARIES                                  6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

    1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BUSINESS
         Centrum Industries, Inc. and its subsidiaries (the Company) consists of the following operations:

         Metal Forming Operations
         McInnes Steel Company and its subsidiaries (McInnes), with operations in Northwestern Pennsylvania and Tennessee, produces open die steel forgings for the power generation, compressor and other industrial markets. McInnes also produces seamless steel rolled rings for bearing and special machine manufacturers and nonferrous castings for the glass container manufacturers and pump and valve industries. Sales of McInnes' products are made to both domestic and international customers. During 1998, McInnes purchased Taylor Forge International, Inc. (Taylor) (see Note 3).

         Corporate and Other
         Activities within these operations consist primarily of corporate administrative expenses, interest on holding company debt, and manufacturing operations which are not sufficiently material to warrant separate disclosure.

         Discontinued Operations
         American Handling, Inc. and its subsidiaries (AH), with operations in Ohio and Washington, designs, manufactures and installs material handling equipment for various domestic manufacturing companies. During 1998, AH purchased Northern Steel Inc. (Northern) (see Note 3). As more fully discussed in Note 2, AH is held for sale and presented as a discontinued operation.

         CONSOLIDATION
         The consolidated financial statements include the accounts of the holding company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated.

CENTRUM INDUSTRIES, INC. AND ITS SUBSIDIARIES                                  7

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

         DEBT ISSUANCE COSTS
         Debt issuance costs are deferred and amortized over the life of the related note utilizing the straight-line method over the life of the debt agreement.

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

         INVENTORIES
         Inventories are valued at the lower of cost or market. Inventory cost is principally determined by the last in, first out (LIFO) method. At March 31, 1999 and 1998, approximately 96% and 94%, respectively, of inventories are valued using the LIFO method.

CENTRUM INDUSTRIES, INC. AND ITS SUBSIDIARIES                                  8

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

         REVENUE RECOGNITION
         Sales of products and services, primarily made by McInnes, are recognized as products are shipped and services are performed. The estimated sales value of performance under significant contracts, supplied by AH, is recognized under the percentage-of-completion method of accounting measured by the contract costs incurred to date as a percentage of total estimated contract costs. Contracts executed by AH generally have terms of less than one year.

         FINANCIAL INSTRUMENTS
         The carrying amounts of the Company's financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable and debt, approximate their fair market values at March 31, 1999 and 1998.

CENTRUM INDUSTRIES, INC. AND ITS SUBSIDIARIES                                  9

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

         STOCK-BASED COMPENSATION
         Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations.

CENTRUM INDUSTRIES, INC. AND ITS SUBSIDIARIES                                 10

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

         NET INCOME PER COMMON SHARE
         Basic and diluted net income per share have been computed in accordance with SFAS No. 128, "Earnings per Share".

         STATEMENT OF CASH FLOWS
         For purposes of the consolidated statement of cash flows, the Company considers all cash and highly liquid investments with an original maturity of three months or less to be cash equivalents.

         RECLASSIFICATIONS
         Certain prior year amounts have been reclassified to conform to the current year's presentation.


    2.   DISCONTINUED OPERATIONS

         During fiscal 1999, the Company made the strategic decision that the metal forming segment represents the most significant opportunity for future growth and profitability of the Company. As a direct result of this decision, the Company adopted a formal plan in March 1999 to sell the operations of AH. Pursuant to Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations Reporting the
         Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the consolidated financial statements have been reclassified to reflect AH as a discontinued operation. The operating results of AH have been reported as "Income (Loss) from Discontinued Operations", net of applicable income tax expense (benefit) of $(774,737), $317,814 and $91,567 for fiscal 1999, 1998 and 1997, respectively. The net assets of AH have been reported as "Net Assets Held for Sale".

CENTRUM INDUSTRIES, INC. AND ITS SUBSIDIARIES                                 11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

    2.   DISCONTINUED OPERATIONS (CONTINUED)

         The following presents summarized financial information for AH excluding certain corporate expense allocations.



                                                        1999                  1998                 1997
         For the year ended March 31:
           Operating revenues                    $   26,242,730         $ 21,810,889             $16,183,002
           Income (loss) before
            provision for income taxes               (2,445,268)             971,867                 452,882
           Income (loss) from discontinued
            operations, net of income taxes          (1,670,531)             654,053                 361,315

         At March 31:
           Current assets                        $    6,897,192         $  6,486,651            $  4,025,698
           Total assets                              11,400,594            9,778,796               6,724,590
           Current liabilities                        8,962,441            5,756,245               2,523,414
           Total liabilities                          9,109,093            5,756,245               2,873,414
           Net assets of discontinued
            operations                                2,291,501            4,022,551               3,851,176


         Included in income from discontinued operations for fiscal 1998 is a gain from the sale of a contractual right to purchase a building leased by AH in the amount of $744,736 ($491,526 after tax).


    3.   ACQUISITIONS

         On November 5, 1997, the Company acquired substantially all of the assets and assumed certain liabilities of Northern. The purchase method of accounting was used to account for this business combination and Northern's operations have been included in the consolidated financial statements as part of the material handling systems since the acquisition date. See Note 2 regarding management's decision to discontinue these operations. The purchase price of approximately $2.9 million was funded by $1.5 million from a new line of credit and $1.4 million in cash. Subsequent to closing, a purchase price adjustment of $598,000 was reimbursed to the Company by the seller. The purchase price adjustment was based on changes in the closing net worth of Northern as determined by the purchase agreement and certain post closing adjustments as agreed upon by the parties to the transaction.

CENTRUM INDUSTRIES, INC. AND ITS SUBSIDIARIES                                 12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


     3.  ACQUISITIONS (CONTINUED)

         As part of the acquisition, the Company decided to consolidate the operations of Northern. The Company accrued the estimated costs associated with the closing or relocation of certain facilities and termination or relocation of related employees. The Company recorded a reserve of $380,000 and $256,000 in 1999 and 1998, respectively. These amounts recognize severance and benefits for employees to be terminated, holding costs of vacated facilities and other costs to complete the consolidation. At March 31, 1999 and 1998, a liability in the amount of $413,000 and $256,000 is recorded for these costs.

         On June 4, 1997, the Company purchased all of the assets of Taylor. The purchase method of accounting was used to account for this business combination. The operating results of Taylor have been included in the consolidated financial statements as part of the metal forming operations since the date of acquisition. The total purchase price of approximately $6.8 million included the repayment of $4.5 million in existing debt. The Taylor acquisition was financed by the proceeds of a $4 million term debt agreement, a draw of $2.2 million on a line of credit and the issuance of 33,264 shares of the Company's common stock.

         The following unaudited information presents the Company's results of continuing operations for the years ended March 31, 1998 and 1997 as if the acquisition of Taylor had occurred at the beginning of the period. The pro forma information is not necessarily indicative of the results of operations which would have actually been achieved had the acquisition occurred then.



                                                                               FOR THE YEARS ENDED
                                                                                    MARCH 31,
                                                                            1998               1997
                                                                                   (UNAUDITED)

         Sales                                                        $    58,311,889    $     64,194,499
         Net income from continuing operations                        $       532,908    $      1,812,105
         Net income from continuing operations
          per common share - basic                                    $           .06    $           .24
         Net income from continuing operations
          per common share - diluted                                  $           .06    $           .23

         Weighted average number of common
          shares - basic                                                    8,412,642           7,448,944
         Weighted average number of common
          shares - diluted                                                  8,652,255           7,860,388

CENTRUM INDUSTRIES, INC. AND ITS SUBSIDIARIES                                 13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


    4.   INVENTORIES

         Inventories consist of the following:


                                                                                    MARCH 31,
                                                                              1999             1998

              Raw materials                                            $     4,549,144   $      5,300,180
              Work in process                                                4,898,479          4,822,092
              Finished goods                                                 1,045,895            762,010
                                                                       ---------------   ----------------
                                                                            10,493,518         10,884,282
              LIFO reserve                                                      79,827             65,904
              Reserve for excess of cost over market                           (98,500)          (100,144)
                                                                       ---------------   ----------------
                                                                       $    10,474,845   $     10,850,042
                                                                       ===============   ================



    5.   PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of the following:


                                                                                    MARCH 31,
                                                                              1999             1998

           Land                                                        $       556,807   $       467,510
           Buildings                                                         4,893,456         4,826,518
           Machinery and equipment                                          16,383,313        13,741,344
           Furniture, fixtures and vehicles                                    815,305           548,314
                                                                       ---------------   ---------------
               Total                                                        22,648,881        19,583,686
           Accumulated depreciation                                         (4,737,647)       (3,041,458)
                                                                       ---------------   ---------------
                                                                       $    17,911,234   $    16,542,228
                                                                       ===============   ===============



    6.   COMPOSITION OF OTHER ASSETS

         Other assets consist of the following:

                                                                                    MARCH 31,
                                                                            1999               1998

         Deferred income tax benefits                                  $     4,070,251   $     1,989,286
         Debt issue costs, net of $9,474 and $572,969
          in accumulated amortization, respectively                            891,169           913,512
         Other                                                                 393,627           400,415
                                                                       ---------------   ---------------
                                                                       $     5,355,047   $     3,303,213
                                                                       ===============   ===============

CENTRUM INDUSTRIES, INC. AND ITS SUBSIDIARIES                                 14

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


    7.   REVOLVING LINES OF CREDIT

         On February 25, 1999, the Company entered into an agreement with a new senior lender to borrow up to $20,000,000 on a revolving basis. Under this line of credit, interest accrues at LIBOR (4.93% at year end) plus 2.25%. At March 31, 1999, $8,729,592 was outstanding, of which $1,620,650 is allocated to net assets held for sale.

         The agreement also contains an $8,000,000 capital expenditure line of credit and a $5,000,000 acquisition line of credit. Interest accrues on these two facilities as described above. At March 31, 1999, there were no amounts outstanding under these facilities.

         The agreement requires all assets of the Company, including existing and subsequently acquired assets, to be used as collateral for present and future obligations. The Company is also required to be in compliance with certain financial ratios and nonfinancial covenants which include restrictions on incurring additional indebtedness, limits on investments and capital expenditures, and restrictions on mergers, consolidations and dispositions.

         The Company is required to pay a monthly charge of .375% on the unused portion of the line of credit as well as a quarterly administration fee in the amount of $40,000.

         The Company had two separate agreements with a previous senior lender which permitted McInnes and AH to borrow up to $18,500,000 and $4,000,000, respectively, on a revolving basis, subject to available collateral. On February 25, 1999, all amounts due under these agreements were paid in full utilizing the new revolving credit facility obtained from the new senior lender. The extinguishment of this debt resulted in a pre-tax charge of $491,431 ($294,858 net of tax), which was due primarily to debt issue costs.

    8.   LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                                           MARCH 31,
                                                                                    1999             1998

         Note payable to senior lender, in quarterly installments of $375,000, increasing $62,500 each year through May 2005 and then decreasing to
         $187,500 until maturity in February 2006. The note bears interest at the prime rate plus .50% or LIBOR plus 2.75%. The note is secured by certain property specified in the agreement. This agreement has restrictions similar to the senior lender revolving credit facility
         (See Note 7).                                                             $  13,500,000

CENTRUM INDUSTRIES, INC. AND ITS SUBSIDIARIES                                 15

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


8.       LONG-TERM DEBT (CONTINUED)

                                                                                             MARCH 31,
                                                                                       1999             1998
         $2.5 million aggregate principal amount of 11% convertible, unsecured subordinated notes and warrants. The notes are
         convertible for up to 1,250,000 shares of Centrum's common stock and include warrants for the purchase of 1,250,000 shares of
         Centrum's common stock at $2 per share.  The notes were
         originally recorded net of $600,000 allocated to the warrants.
         The implicit interest rate on the notes is 14.5% and the
         outstanding balance is due in March 2001.  This agreement places certain restrictions on the Company, including the requirement that the holders of the notes approve, in advance, any
         dividends, the incurrence of new debt (with certain exceptions), and acquisitions.
                                                                                     $ 2,260,000      $ 2,140,000

         Note payable to Asea Brown Boveri, due in monthly installments of
         $13,346, including interest at an implicit rate of 8.61% per annum, through June 2005. A balloon payment of $1,452,384 will be payable in
         June 2005. The note is secured by land and buildings which have a carrying value of $735,000 at March 31,
         1999.                                                                         1,615,795        1,635,929

         Unsecured notes payable to individuals, including $325,000 at March 31,
         1999 and 1998, to certain shareholders of the Company, with attached warrants. The notes are due in March 2001 with interest accruing at a rate of 10% per annum. The attached warrants allow the note holders to purchase 1,000 shares of the Company's common stock for each $10,000 of notes held at a
         purchase price of $1 per share.                                                 526,000          526,000

         Unsecured five year term notes payable to individuals, including
         $210,845 at March 31, 1999 and 1998, to certain shareholders of the
         Company, with attached warrants. The notes bear interest at prime plus
         0.5% to 1%. Principal and interest payments are due monthly. The attached warrants allow the note holders to purchase 20,000 shares of the Company's common stock for each
         $50,000 of notes held at a purchase price of $1 per share.                      321,539          608,903

CENTRUM INDUSTRIES, INC. AND ITS SUBSIDIARIES                                 16

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


8.       LONG-TERM DEBT (CONTINUED)

                                                                                                  MARCH 31,
                                                                                             1999             1998


         Unsecured notes payable to individuals, including $195,000 at March 31,
         1999 and 1998, to certain shareholders of the Company. The notes bear interest ranging from 10% to 12% with interest payable semi-annually.
         The notes are due in March 2001.                                            $       265,000  $       265,000

         Unsecured promissory note to a shareholder of the Company. The note bears interest at prime rate plus 1.25%. The agreement requires quarterly interest payments only until June 2000, when
         the principal and remaining interest is due in full.                                218,803          250,000

         City of Erie Enterprise Development Zone term note payable in monthly principal and interest installments of $4,625. The note bears interest at 3% per annum and matures on November 2, 2002. The note is secured by specific property with a carrying value
         of $856,399 at March 31, 1999.                                                      192,295         241,134

         Note payable to previous senior lender.  This note was paid in
         full during 1999.                                                                                  3,333,340

         Note payable to previous senior lender.  This note was paid in
         full during 1999.                                                                                  1,860,400

         Industrial development revenue bonds payable.  These bonds were
         paid in full during 1999.                                                                          3,000,000

         Pennsylvania Industrial Development Authority note payable.
         This note was paid in full during 1999.                                                              479,294
                                                                                     ---------------  ---------------
                                                                                          18,899,432       14,340,000
         Less current maturities                                                           1,844,242        3,159,086
                                                                                     ---------------  ---------------

         Noncurrent portion of long-term debt                                        $    17,055,190  $    11,180,914
                                                                                     ===============  ===============


         Included in "Net Assets Held for Sale" at March 31, 1999 and 1998 are $80,000 in unsecured notes payable to shareholders. The notes bear interest ranging from 10% to 12% with interest payable semi-annually. It is anticipated that these notes will be repaid from the proceeds of the sale of AH (See Note 2).

CENTRUM INDUSTRIES, INC. AND ITS SUBSIDIARIES                                 17

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


8.       LONG-TERM DEBT (CONTINUED)

         The aggregate scheduled maturities of long-term debt for the fiscal years subsequent to March 31, 1999 are as follows:



           2000                                                                 $     1,844,242
           2001                                                                       5,145,167
           2002                                                                       2,079,541
           2003                                                                       2,314,946
           2004                                                                       2,531,140
           Thereafter                                                                 4,984,396
                                                                                ---------------
                                                                                $    18,899,432
                                                                                ===============



         At March 31, 1999, the Company was not in compliance with certain financial covenants of the new senior lender line of credit (See Note
         7), the senior lender note payable and the subordinated notes and warrants. The Company has obtained waivers for these covenant violations.

         Cash paid for interest was $3,044,780, $2,766,228, and $2,821,336 for the years ended March 31, 1999, 1998 and 1997, respectively.

    9.   PENSION AND OTHER POSTRETIREMENT BENEFITS

         McInnes provides two noncontributory defined benefit pension plans covering substantially all of its hourly employees. The Company also provides other postretirement benefits for certain employees upon retirement, which are primarily health insurance benefits under terms of various agreements. The following tables provide a summarization of the changes in the defined benefit pension plans' and other postretirement plans' benefit obligations and fair value of assets, statements of the funded status and schedules of the net amounts recognized.

CENTRUM INDUSTRIES, INC. AND ITS SUBSIDIARIES                                 18

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


    9.   PENSION AND OTHER POSTRETIREMENT BENEFITS (CONTINUED)




                                                      PENSION BENEFITS                    OTHER BENEFITS
                                                   1999              1998             1999              1998
         CHANGE IN BENEFIT OBLIGATION

         Benefit obligation at beginning
          of year                              $   4,880,000   $    4,638,000   $     554,000     $    1,221,000

         Service cost                                167,000          151,000            12,000           30,000
         Interest cost                               349,000          327,000            37,000           72,000

         Amendments                                                                                     (382,000)

         Actuarial gain (loss)                       336,000           23,000           517,000         (275,000)

         Benefits paid                              (380,000)        (259,000)         (106,000)        (112,000)
                                               -------------    -------------     -------------    -------------

         Benefit obligation at end of
          year                                 $   5,352,000    $   4,880,000     $   1,014,000    $     554,000
                                               =============    =============     =============    =============


                                                      PENSION BENEFITS                    OTHER BENEFITS
                                                   1999              1998             1999              1998
         CHANGE IN PLAN ASSETS

         Fair value of plan assets at
          beginning of year                    $   5,182,000    $   4,623,000     $   1,253,000    $   1,178,000

         Actual return on plan assets                647,000          675,000           102,000          187,000

         Employer contribution                       174,000          143,000

         Benefits paid                              (380,000)        (259,000)         (106,000)        (112,000)
                                               -------------    -------------     -------------    -------------

         Fair value of plan assets at
          end of year                          $   5,623,000    $   5,182,000     $   1,249,000    $   1,253,000
                                               =============    =============     =============    =============

CENTRUM INDUSTRIES, INC. AND ITS SUBSIDIARIES                                 19

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


    9.   PENSION AND OTHER POSTRETIREMENT BENEFITS (CONTINUED)


                                                      PENSION BENEFITS                    OTHER BENEFITS
                                                   1999              1998             1999              1998
         Funded status                         $     271,000    $     302,000     $     235,000    $     699,000

         Unrecognized net actuarial
          loss (gain)                                (95,000)        (186,000)          428,000         (170,000)

         Unrecognized prior service cost              60,000           65,000          (321,000)        (382,000)
                                               -------------    -------------     -------------    -------------

         Prepaid benefit cost                  $     236,000    $     181,000     $     342,000    $     147,000
                                               =============    =============     =============    =============



                                                      PENSION BENEFITS                    OTHER BENEFITS
                                                1999        1998         1997        1999      1998       1997
         COMPONENTS OF NET PERIODIC
          BENEFIT COST
         Service cost                       $  167,000    $ 151,000   $  131,000   $  33,000  $30,000   $ 30,000

         Interest cost                         349,000      327,000      319,000      67,000   72,000     87,000

         Expected return on plan assets       (404,000)    (361,000)    (327,000)    (96,000) (94,000)  (101,000)

         Amortization of prior service
          cost                                   5,000        5,000            -     (61,000)       -          -

         Amortization of unrecognized
          gain (loss)                            1,000            -            -      39,000   (1,000)         -
                                            ----------    ---------   ----------   ---------  -------   --------

         Net periodic benefit cost          $  118,000    $ 122,000   $  123,000   $ (18,000) $ 7,000   $ 16,000
                                            ==========    =========   ==========   =========  =======   ========


         The assumptions used to determine pension costs and projected benefit obligations are as follows:

                                                    PENSION BENEFITS                      OTHER BENEFITS
                                               1999       1998       1997           1999       1998       1997
         Discount Rate                         7.00%      7.25%    7.50%          7.00%        7.25%      7.50%
         Expected return on plan assets        8.00%      8.00%    7.50%          8.00%        8.00%      8.00%

CENTRUM INDUSTRIES, INC. AND ITS SUBSIDIARIES                                 20

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


    9.   PENSION AND OTHER POSTRETIREMENT BENEFITS (CONTINUED)

         Investments in these plans consist of investments in money market funds, fixed income securities, investment contracts and equity mutual funds.

         A medical costs trend rate of 6% per year is assumed up to a maximum benefit of $3,120 per year pre age 65 and $924 post age 64. An increase or decrease in the assumed medical trend rate of 1% would increase or decrease the accumulated postretirement benefit obligation as of March 31, 1999 by approximately $21,000. The increase to the aggregate of the service and interest cost component of the net postretirement benefit cost would not be material.

         The Company also sponsors various 401(k) profit sharing plans at its operating facilities covering substantially all salaried employees. The Company's contributions to these plans in 1999, 1998 and 1997 were $196,000, $177,000, and $123,200, respectively.


   10.   INCOME TAXES

         The provision (benefit) for income taxes consists of the following components:

                                                                              YEAR ENDED MARCH 31,
                                                                1999                1998               1997
         Current:
             Federal                                        $        19,821     $      30,743    $      30,000
             State and local                                        135,960           155,873           13,771
                                                            ---------------     -------------    -------------
                                                                    155,781           186,616           43,771
                                                            ---------------     -------------    -------------

         Deferred:
             Federal                                             (2,820,309)          763,675         (749,747)
             State and local                                        106,431          (310,808)         (67,699)
                                                            ---------------     -------------    -------------
                                                                 (2,713,878)          452,867         (817,446)
                                                            ---------------     -------------    -------------

         Total provision (benefit)                          $    (2,558,097)    $     639,483    $    (773,675)
                                                            ===============     =============    =============

CENTRUM INDUSTRIES, INC. AND ITS SUBSIDIARIES                                 21

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


   10.   INCOME TAXES (CONTINUED)

         The difference between the total income tax provision (benefit) computed using the federal statutory income tax rate and the Company's effective tax rate is as follows:


                                                                           YEAR ENDED MARCH 31,
                                                               1999                1998                1997

         Federal statutory rate                                   (34.0)%             34.0%               34.0%

         Amortization of intangibles                                 .8                2.5                 2.8
         Utilization of state tax credit                                             (11.9)                -
         Change in valuation allowance                            (14.2)               -                 (96.7)
         State and local taxes                                      4.2                2.3                 1.4
         Other                                                      (.8)               6.0                12.4
                                                             ----------          ---------          ----------

         Effective tax rate                                       (44.0)%             32.9%              (46.1)%
                                                             ==========          =========          ==========


         During 1999 and 1997, management reduced the valuation allowance by $827,000 and $1,600,000, respectively. The reduction in the valuation allowance is primarily related to utilization of certain net operating loss carryforwards (NOLs) not previously recognized. At March 31, 1999 and 1998, a remaining valuation reserve of $840,000 and $1,700,000, respectively, has been maintained primarily due to limitations on the usage of certain pre-acquisition NOLs. The remaining valuation allowance could be increased or reduced in the near term if estimates of future taxable income during the carryforward period change substantially or if new information regarding the uncertainties is received.

CENTRUM INDUSTRIES, INC. AND ITS SUBSIDIARIES                                 22

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


   10.   INCOME TAXES (CONTINUED)

         Deferred income tax assets and liabilities are comprised of the following at March 31:

                                                                                    1999              1998
         Assets:
             Environmental liabilities                                          $      80,116    $      80,530
             Vacation                                                                 133,613          189,340
             Bonus                                                                      2,550          154,020
             Other employee-related accruals                                           20,122           32,641
             Other                                                                    607,970          642,720
             Net operating loss and alternative
              minimum tax carryforwards                                             6,622,766        3,850,958
                                                                                -------------    -------------

         Deferred tax assets before valuation allowance                             7,467,137        4,950,209
         Valuation allowance                                                         (838,054)      (1,664,790)
                                                                                --------------   -------------
         Deferred tax assets after valuation allowance                              6,629,083        3,285,419
                                                                                -------------    -------------

         Liabilities:
             Inventory                                                               (650,296)        (650,236)
             Property, plant and equipment                                         (1,164,229)        (534,503)
                                                                                --------------   -------------

         Deferred tax liabilities                                                  (1,814,525)      (1,184,739)
                                                                                --------------   -------------

         Net deferred tax asset                                                 $   4,814,558    $   2,100,680
                                                                                =============    =============


         At March 31, 1999 and 1998, $982,647 and $222,937, respectively, of net deferred tax assets are classified with net assets held for sale.

         At March 31, 1999 and 1998, the Company had approximately $17,000,000 and $9,000,000, respectively, in federal NOLs available which expire in the years 2003 through 2013, and alternative minimum tax credit carryforwards of $834,000 and $830,000 at March 31, 1999 and 1998, respectively, which do not expire. Under Section 382 of the United States Internal Revenue Code of 1986, as amended (the Code), a portion of the NOLs may be subject to limitations. If certain stock ownership changes described in the Code occur in the future, these restrictions would further limit the Company's future use of its NOLs.

CENTRUM INDUSTRIES, INC. AND ITS SUBSIDIARIES                                 23

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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

         Private party suits and actual cleanup costs in excess of governmental estimates can affect the reliability of the Company's loss estimates. Pursuant to the environmental statutes, the Company may be found jointly and severally liable to the government for cleanup costs; however, management believes that the current status of government settlements and group cleanup participation at the site indicates that the liability will be shared by responsible parties. Currently, there are at least 18 parties participating in various settlements of the cost recovery actions, including a pro rata cost sharing arrangement with respect to the site cleanup work. The Company has negotiated an insurance settlement which requires the carrier to reimburse the Company for site expenses and certain legal fees subject to a ceiling. At March 31, 1999 and 1998, the Company has recorded a liability of $400,000, of which $163,800 was recorded as a current liability at March 31, 1999 and 1998, respectively. Funds are expected to be paid over approximately two years. The total anticipated site costs and private suits are not expected to materially exceed the recorded liabilities.

         LEASE COMMITMENTS
         The Company leases certain equipment and vehicles under operating lease agreements which expire at various dates through fiscal 2004 and thereafter. The aggregate minimum commitments relating to these operating leases subsequent to March 31, 1999 are set forth below:


                      2000                                               $   1,181,065
                      2001                                                   1,025,351
                      2002                                                     913,209
                      2003                                                     821,595
                      2004                                                     554,627
                      Thereafter                                             1,399,743
                                                                         -------------
                                                                         $   5,895,590

CENTRUM INDUSTRIES, INC. AND ITS SUBSIDIARIES                                 24

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


   11.   COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

         The Company also leases office space and additional warehouse space on a month to month basis. Total rental expense under these agreements was $354,406, $461,702 and $326,563 for the years ended March 31, 1999,
         1998 and 1997, respectively.


   12.   CAPITAL STOCK

         The Company is a Delaware corporation with two classes of stock, common stock and serial preferred stock.

         During 1999, 1998 and 1997, options and warrants to acquire 82,500, 1,333 and 243,521, respectively, shares of common stock were exercised at prices of $.372 and $1.00 per share.

         During 1998, the Company issued common stock valued at $74,844 in connection with the purchase of Taylor (see Note 3). During 1997, the Company issued common stock valued at $48,000 to pay director fees and $72,251 for payment of a note payable. These transactions have been excluded from the accompanying consolidated statement of cash flows since they are non-cash transactions.

         During 1997, the Company sold 2 million shares of common stock for approximately $2,500,000, which is net of $274,000 in issuance costs. The shares were sold by Continental Capital, Inc. (Continental) (see
         Note 13).

         The difference between the weighted average number of common shares used in the basic and diluted earnings per share computations for 1998 and 1997 is due to incremental shares from the assumed conversion of warrants. Net income amounts used in the basic and diluted earnings per share calculations are the same for 1999, 1998 and 1997.

         In addition, options and warrants to purchase 4,128,600, 2,159,000 and 871,000 shares of common stock were outstanding during 1999, 1998 and 1997, respectively, but were not included in the computation of diluted earnings per share as the effects of converting the options and warrants would be antidilutive.

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

CENTRUM INDUSTRIES, INC. AND ITS SUBSIDIARIES                                 25

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

   13.   RELATED PARTIES

         The Company has subordinated debt agreements with First New England Capital, MorAmerica and the North Dakota Small Business Investment Company. Two representatives of the lenders are also members of the Company's board of directors. The Company recorded $289,000 in interest expense related to these debt agreements during fiscal 1999 and 1998.

         Continental is a shareholder of the Company. Continental's Chairman and Chief Executive Officer is a director of the Company. In 1997, the Company paid Continental $274,000 for fees related to the issuance of stock and debt.

         At March 31, 1999 and 1998, the Company had unsecured notes payable to certain of its shareholders, as described in Note 8.


   14.   REPORTABLE SEGMENTS

         Effective April 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). This statement establishes standards for reporting information about operating segments, products and services and geographic areas and major customers. The Company's reportable segment, metal forming operations, is described in Note 1.

CENTRUM INDUSTRIES, INC. AND ITS SUBSIDIARIES                                 26

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


   14.   REPORTABLE SEGMENTS (CONTINUED)

         Income and expenses not allocated to reportable segments in computing operating income include certain corporate expenses, interest expenses and interest income. There are no intersegment sales. The segment information is prepared consistent with the accounting policies outlined in Note 1.



                                                          METAL          CORPORATE
                                                         FORMING            AND
               1999                                    OPERATIONS          OTHER           TOTAL

          Net sales                                   $ 48,520,403     $  3,768,536  $ 52,288,939
          Operating income (loss)                          983,589         (844,096)      139,493
          Interest expense, net                          2,039,069          748,897     2,787,966
          Loss before taxes                             (1,036,990)      (1,840,743)   (2,877,733)
          Income tax benefit                              (542,945)      (1,043,842)   (1,586,787)
          Net loss                                        (706,785)      (2,549,550)   (3,256,335)
          Depreciation                                   1,666,843           44,449     1,711,292
          Total assets                                  38,238,912        6,503,835    44,742,747
          Capital expenditures                           1,768,849           22,688     1,791,537

               1998

          Net sales                                   $ 52,025,186     $  5,078,588  $ 57,103,774
          Operating income (loss)                        4,717,165         (852,193)    3,864,972
          Interest expense, net                          2,188,891          759,173     2,948,064
          Income (loss) before taxes                     2,580,923       (1,607,989)      972,934
          Income tax expense                                89,195          232,474       321,669
          Net income (loss)                              2,491,728       (1,186,410)    1,305,318
          Depreciation                                   1,544,949           50,041     1,594,990
          Total assets                                  38,814,839        8,600,638    47,415,477
          Capital expenditures                           1,141,740           13,572     1,155,312

               1997

          Net sales                                   $ 46,638,620     $  8,333,104  $ 54,971,724
          Operating income (loss)                        3,952,713         (242,102)    3,710,611
          Interest expense, net                          1,643,110          914,775     2,557,885
          Income (loss) before taxes                     2,336,974       (1,113,253)    1,223,721
          Income tax expense (benefit)                     452,345       (1,317,587)     (865,242)
          Net income                                     1,884,629          565,649     2,450,278
          Depreciation                                   1,227,152           46,555     1,273,707
          Total assets                                  29,837,983        6,438,074    36,276,057
          Capital expenditures                             612,443          107,472       719,915


         During fiscal 1999 and 1997, the Company's sales to its largest customer totaled $5.2 million and $10.3 million, or 10% and 14% of sales, respectively. These sales were recorded by the metal forming operations to a Company in the power generation market.

CENTRUM INDUSTRIES, INC. AND ITS SUBSIDIARIES                                 27

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


   15.    STOCK OPTIONS AND WARRANTS

          During 1999, non-employee directors of the Company's board of directors received options to acquire 70,000 shares of the Company's common stock with an exercise price of $2.00 per share. Also during 1999, officers and employees of the Company received vested options to acquire 364,100 shares of the
          Company's common stock with an exercise price of $2.00 per share. During 1998, non-employee directors of the Company's board of directors received options to acquire 105,000 shares of the Company's common stock with an exercise price of $2.00 per share. Also during 1998, officers and employees of the Company received vested options to acquire 392,500 shares and non-vested options to acquire 450,000 shares of the Company's common stock with an exercise price of $2.00 per share. The non-vested options will vest upon the attainment of certain sales levels and earnings before interest and taxes during future fiscal years. These levels were not attained during 1999 or 1998, and therefore, none of the options are currently vested.

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

CENTRUM INDUSTRIES, INC. AND ITS SUBSIDIARIES                                 28

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


   15.    STOCK OPTIONS AND WARRANTS (CONTINUED)

          The following summarizes the stock option and warrant transactions for the three years ended March 31, 1999:

                                                                          NUMBER             PRICE PER
                                                                         OF SHARES             SHARE

          Outstanding at March 31, 1996                                  3,086,088       $ .372 - 2.00
                      Granted                                              401,568         1.50 - 2.00
                      Exercised                                           (243,521)        .372 - 1.00
                      Cancelled                                            (13,300)               .372
                                                                     -------------       -------------
          Outstanding at March 31, 1997                                  3,230,835          .64 - 2.00
                      Granted                                              963,992                2.00
                      Exercised                                             (1,000)               1.00
                      Cancelled                                           (114,073)       1.00 -  2.00
                                                                     -------------       -------------
          Outstanding at March 31, 1998                                  4,079,754          .64 - 2.00
                      Granted                                              542,946                2.00
                      Exercised                                            (82,500)               1.00
                      Cancelled                                           (411,600)       1.00 -  2.00
                                                                     -------------       -------------
          Outstanding at March 31, 1999                                  4,128,600       $  .64 - 2.00
                                                                     =============       =============


          No expense has been charged to income relating to stock options. If the fair value method of accounting for stock options prescribed by SFAS No. 123 had been used, the expense relating to the stock options would have been $256,000 in 1999, $215,000 in 1998, and $97,500 in
          1997. Pro forma net income (loss) would have been $(3,375,198) in 1999, $1,163,440 in 1998 and $2,385,913 in 1997. Pro forma basic earnings per share would have been $(.40), $.14 and $.32 in 1999, 1998 and 1997, respectively. The pro forma effect on net income (loss) is not representative of the pro forma effect on net income (loss) that will be disclosed in future years because it does not take into consideration pro forma compensation expense relating to grants made prior to 1996.

          The fair value of each option grant was estimated on the date of grant using the Black Scholes model with the following assumptions.


                                              1999                   1998                  1997

          Risk-free interest rate           5.7%                 6.6 - 6.7%              6.4%
          Expected average life             10 years              10 years               10 years
          Stock price volatility            36.6%                  36.6%                 35%

Centrum Industries, Inc.
Schedule II - Valuation and Qualifying Accounts

         Column A                   Column B                    Column C                 Column D            Column E
----------------------------        ----------        -------------------------------    --------            --------
                                                                Additions

                                    Balance at        Charged to         Charged to
                                    Beginning         Costs and        Other Accounts    Deductions          Balance at
        Description                 of Period         Expenses           -Describe        -Describe          End of Period
----------------------------        ----------        -------------------------------    ----------          -------------
Year ended March 31, 1999


Valuation allowance for
  deferred tax asset                $ 1,664,790                                          $ (826,735)(A)      $   838,055
Valuation allowance for
  excess cost over market               100,144       $       (1,644)                                             98,500
Valuation for LIFO reserve              (65,904)             (13,923)                                            (79,827)
Valuation allowance
  for accounts receivable                88,181               71,085                                             159,266
Valuation allowance for
  note receivable                        24,733                                                                   24,733

   Year ended March 31, 1998

Valuation allowance for
  deferred tax asset                $ 1,664,790                                                              $ 1,664,790
Valuation allowance for
  excess cost over market               100,100       $           44                                             100,144
Valuation for LIFO reserve              120,442             (186,346)                                            (65,904)
Valuation allowance
  for accounts receivable                78,161               10,020                                              88,181
Valuation allowance for
  note receivable                        24,733                                                                   24,733

Year ended March 31, 1997

Valuation allowance for
  deferred tax asset                $ 3,285,790                                          $(1,621,000)(A)     $ 1,664,790
Valuation allowance for
  excess cost over market               450,767                                             (350,667)(B)         100,100
Valuation for LIFO reserve             (172,720)      $     293,162                                              120,442
Valuation allowance
  for accounts receivable                93,761                                              (15,600)(C)          78,161
Valuation allowance for
  note receivable                        24,733                                                                   24,733



(A) - Based on information regarding the realization of certain deferred tax assets, the valuation reserve was reduced.
(B) - Disposal of inventory.
(C) - Allowance for doubtful accounts was reduced by the amount of accounts written off.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

This item is not applicable.



                                    PART III

ITEM 10.  EXECUTIVE OFFICERS AND DIRECTORS OF CENTRUM

The executive officers and directors of Centrum at March 31, 1999 were as follows:

George H. Wells                                    Chief Executive Officer since
                                                   June 1995. President since
                                                   1992. Chief Operating Officer
                                                   from 1992 to May 1995.
                                                   Chairman and Chief Executive
                                                   Officer, McInnes Steel
                                                   Company since March 1996.
                                                   Director since 1992.

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

Timothy M. Hunter                                  Chief Financial Officer and
                                                   Treasurer of Centrum since
                                                   August 1996. Secretary of
                                                   Centrum since December 1997.
                                                   Chief Financial Officer,
                                                   McInnes Steel Company, since
                                                   March 1996. Executive Vice
                                                   President, McInnes Steel
                                                   Company since March 1998.
                                                   Vice President, McInnes
                                                   Steel Company from March
                                                   1996 to March 1998.

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

Mervyn H. Manning                                  Director, since 1996.

David R. Schroder                                  Director, since 1996.

Thomas E. Seiple                                   Director, since 1988.


Information concerning the backgrounds and occupations for directors and executive officers is as follows:


George H. Wells, age 55, currently a director, is Chairman of the Board, President and Chief Executive Officer of the Company. From 1990 to October 1991, he served as President and Chief Executive Officer of Doehler-Jarvis, a Toledo, Ohio-based producer of die cast and semi-permanent mold aluminum components utilized by the automotive industry and in general industrial applications. From 1985-1989, he served as President and Chief Operating Officer and as a Director of National Forge Company of Irvine, Pennsylvania, which produced precision machined components. Mr. Wells has been a Director since 1992.

William C. Davis, age 53, currently a Director, is Chairman of the Board of Continental Capital Company. He graduated from Ohio Northern University in 1968 with a degree in Business Administration. He has more than 20 years of experience in finance, marketing and business. Mr. Davis has been a Director since 1988.

Robert J. Fulton, age 56, currently a Director, President and Chief Executive Officer of Hoeganaes Corporation, a major supplier of powder metals, previously served Centrum as an officer and consultant. From 1990 until December 1992, he served as Executive Vice President and Chief Operating Officer of Doehler-Jarvis, a Toledo-based producer of die cast and semi-permanent mold aluminum components utilized by the automotive industry and in general industrial applications. From 1986 through 1990, he served as a Director and Executive Vice President in charge of marketing and manufacturing of National Forge Company of Irvine, Pennsylvania, which produced precision machined components. Mr. Fulton has been a Director since 1992.

David L. Hart, age 54, currently a Director, attended Colgate University. He has worked as a manufacturer's representative in the automotive industry, and for over five years has been the president of LeeHart Associates, in Toledo, Ohio. Mr. Hart has been a Director since 1989.

Richard C. Klaffky, age 52, currently a Director, is President and Chief Executive Officer of First New England Capital LP, a lender to Centrum. Mr. Klaffky is a member of the Board of Governors of the National Association of Small Business Investment Companies and serves on the boards of several companies. Mr. Klaffky holds a BA from Brown University and an MBA from Columbia University. Mr. Klaffky has been a Director since 1996.

Mervyn H. Manning, age 66, currently a Director, is a retired senior executive of Ford Motor Company, where he had overall responsibility for Latin American and Asian Automotive Operations. Mr. Manning is a Director of several companies and has recently served as the Chairman of Sinai Hospital of Detroit. Mr. Manning holds a BBA from the University of Michigan, as well as an MBA from Harvard Business School. Mr. Manning has been a Director since 1996.

David R. Schroder, age 56, currently a Director, is President of InvestAmerica Investment Advisors, Inc. and InvestAmerica N.D. Management Inc. These two companies manage MorAmerica Capital Company and the North Dakota Small Business Investment Company respectively, both of whom are lenders to Centrum. Mr. Schroder holds a BS degree from Georgetown University, as well as an MBA from the University of Wisconsin. Mr. Schroder has been a Director since 1996.

Thomas E. Seiple, age 53, currently a Director, graduated from Bowling Green State University in 1967, with a degree in Business Administration. Since 1981, he has been the President of United Roofing & Sheet Metal, Inc., a regional fabricator and construction business located in Toledo, Ohio. Mr. Seiple has been a Director since 1988.

Timothy M. Hunter, age 36, was appointed Chief Financial Officer, Treasurer and Assistant Secretary in August 1996 and Secretary in 1997. He has been Executive Vice-President and Chief Financial Officer of McInnes Steel Company since March 1998 and formerly served as Vice President and Chief Financial Officer from March 1996 to March 1998. He has been with McInnes Steel Company since 1986, where he served as Treasurer, prior to March 1996. Mr. Hunter is a certified public accountant.


Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16 of the Securities Exchange Act of 1934, the Company's directors, certain of its officers, and beneficial owners of more than 10% of the outstanding Common Stock are required to file reports with the Securities and Exchange Commission concerning their ownership of and transactions in Common Stock; such persons are also required to furnish the Company with copies of such reports.

Based solely upon the reports and related information furnished to the Company, the Company believes that all such filing requirements were complied with in a timely manner during and with respect to 1999.

ITEM 11.  EXECUTIVE COMPENSATION

The following table shows compensation paid or awarded by Centrum during the fiscal years ended March 31, 1999, 1998, and 1997 to the current executive officer of Centrum and the other executive officers of the Company for services in all capacities.


                                         SUMMARY COMPENSATION TABLE


                                                          Annual Compensation
                                                          -------------------                     Long term
    Name and                                                                Other annual         compensation
principal position               Year        Salary        Bonus            compensation (1)      Options (#)

George H. Wells                  1999      $  227,173   $        0         $ 56,109 (3)                --
Chief Executive                  1998      $  210,000   $  113,800         $ 44,982 (3)           450,000
  Officer                        1997      $  189,600   $  114,100         $  6,860               100,000

Timothy M. Hunter                1999      $  138,154   $        0         $  6,166                52,930(2)
 Chief Financial                 1998      $  121,731   $   36,899         $  6,166                55,671
Officer                          1997      $  101,339   $   33,385         $  6,085                 1,898

Anthony A. Montani               1999 (4)  $  160,461   $        0         $  6,379                58,970(2)
Chief Operating                  1998      $  151,769   $   40,587         $  6,379                55,671
Officer, McInnes                 1997      $  141,185   $   33,385         $  6,389                 1,898
Steel Company and Subsidiaries

-------------------

(1)  Automobile Lease
(2) Stock options were granted June 10, 1998 based upon the fiscal 1998 performance.
(3) Includes cost of retirement annuity paid or accrued. See Executive Compensation below.
(4)  Retired on March 8, 1999.



                                               OPTION GRANTS IN 1999
                                           For Named Executive Officers


                           Number of       Percent of
                            securities    total options
                           underlying      granted to       Exercise or
                             options      employees in      base price        Expiration              Grant date
                             granted       fiscal year       per share             Date                value (1)
                          ----------------------------------------------------------------------------------------

Timothy M. Hunter                52,930        14.5%             2.00        June 10, 2008               51,818
Anthony A. Montani               58,970        16.2%             2.00        June 10, 2008               57,732

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

No options were exercised during the fiscal year ended March 31, 1999 by any of the named executives included in the summary compensation table.

EXECUTIVE COMPENSATION (INCLUDING TERMINATION OF EMPLOYMENT) AGREEMENTS


The following table sets forth information concerning the aggregate number of options held and the value of unexercised "in-the-money" options held at March 31, 1999 (the difference between the aggregate exercise price of all such options held and the market value of the shares covered by such options at March 31, 1999).

                                          AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                                  AND FISCAL YEAREND OPTION VALUES


                                           Number of Securities                     Value of Unexercised
                                         Underlying Unexercised                         In-the-Money
                                             Options/SARs at                           Options/SARs at
                                            Fiscal Year end (#)                       Fiscal Year end ($)
                                   ---------------------------------------------------------------------------
         Name                      Exercisable       Unexercisable             Exercisable       Unexercisable
         -----------------------------------------------------------------------------------------------------

         George H. Wells              416,667           450,000                 $    41,667      $      ----

         Timothy M. Hunter            279,632             -----                 $    15,888      $      ----

         Anthony A. Montani           332,739             -----                 $    23,832      $      ----



Mr. George Wells has an employment agreement with the Company which provides for an annual salary of $230,000. The employment agreement was approved by the Compensation Committee and the Company's Board of Directors to provide Mr. Wells with compensation and benefits which are comparable to companies similar in size and to ensure continuity in management at the Chief Executive level. Mr. Wells also receives a performance bonus of 5% of Centrum's consolidated before tax profit. In addition, Mr. Wells is entitled to an annual payment that net of applicable payroll taxes enables him to fund $25,000 toward a retirement annuity. The agreement also calls for an annual stock or cash bonus to be awarded at the discretion of the Board. Mr. Wells was not be awarded any cash or stock bonus for 1999. The contract has a three year term, which renews automatically unless terminated by either party in writing 60 days prior to the expiration date. In August 1997, Mr. Wells was granted a stock option for 450,000 shares of common stock. The options are exercisable and vested upon the attainment of certain sales levels and earnings before interest and taxes during future fiscal years. These levels were not attained during 1999 and, therefore, none of the options vested.

The employment agreement with Mr. Wells provides for the termination of Mr. Wells for cause. In the event that Mr. Wells is terminated for any reason other than cause prior to expiration of the agreement, he is entitled to severance compensation of twenty four months salary, any discretionary bonus awarded but not yet paid, and the pro rata amount of the performance bonus earned prior to termination.

Messrs. Timothy Hunter and Anthony Montani entered into employment agreements with McInnes Steel Company, a subsidiary of Centrum, dated February 29, 1996 which had a three year term. The agreements automatically renewed from year to year on the anniversary commencing on the expiration of the three year term unless terminated by either party in writing 30 days prior to the expiration date. Effective March 8, 1999, Mr. Montani retired from his position as President and Chief Operating Officer of McInnes Steel Company and Subsidiaries. Mr. Montani is entitled to monthly severance compensation of his base monthly salary reduced by any salary or consulting income received from any source for the remaining term of the agreement for a minimum period of one year.

Mr. Hunter's annual salary from McInnes is $126,000 and Mr. Montani's annual salary prior to retirement was $160,000. Mr. Hunter's salary is to be increased annually by a minimum of the greater of the change in the CPI or 4% per year. In addition to his salary, Mr. Hunter is entitled to cash bonuses as approved by the Board of Directors. He participates in the pool of stock options awarded to the management of the Metal Forming Operations segment. Neither Messrs. Hunter or Montani will be awarded cash bonuses or stock option grants for 1999 as a result of the Company's performance. In addition, to his employment agreement with McInnes, Mr. Hunter is compensated $24,000 annually as an employee of Centrum.

Mr. Hunter's contract provides for his termination for cause. In the event that Mr. Hunter is terminated for any reason other than cause prior to expiration of the agreement, he is entitled to monthly severance compensation of his base monthly salary reduced by any salary or consulting income received from any source for a minimum period of one year.

Messrs. Wells, Hunter and Montani are eligible to participate in the Company's 401(K) plans. Substantially all salaried employees are eligible to participate in the plans. The Company contributes to the plans and the Company's contribution is allocated to the accounts of the plan participants on a nondiscriminatory basis. The Company contributed $4,770, $4,024 and $4,400 on behalf of Messrs. Wells, Hunter and Montani, respectively, during 1999.

On June 10, 1998, the Company's Board of Directors adopted the Centrum Industries, Inc. Executive Employees Deferred Compensation Plan to permit selected executive employees of the Company to elect to defer receipt of all or part of their current salaries and/or cash earned under the Company's Performance Award Plan, described below. Participation in the Deferred Compensation Plan is entirely voluntary. Deferred amounts will be credited to an account for the executive's benefit on the Company's books and will be interest at the prevailing prime rate, but such amounts will remain Company assets. Payment will be made in a lump sum or in annual installments following termination of employment. The Company does not contribute to this Plan or match an individual's contributions to the Plan.

On June 10, 1998, the Company's Board of Directors also adopted a Performance Award Plan, which was approved by the Company's shareholders at the Annual Meeting of Shareholders held on November 12, 1998. The Performance Award Plan provides for the granting and, to the extent earned, the payment of performance awards to officers and other selected management employees who contribute to the annual and long-term success of the Company by making the amount of their compensation significantly contingent upon the Company's annual and long-term profitable performance and growth. The Performance Award Plan is administered by the Compensation Committee of the Board of Directors (the "Committee") and the Company's Chief Executive Officer ("CEO"). Any elected officer of the Company and other key management employees recommended by the CEO and approved by the Committee are eligible to participate in the Performance Award Plan. The Performance Award Plan provides for the payment of performance awards which have been earned on the basis of the Company's financial performance for each fiscal year and/or for longer award periods of up to five years. These award periods and the related performance objectives are established by the Committee. The Performance Award Plan permits earned awards to be paid in cash, in shares of the Company's Common Stock, in stock subject to specified restrictions, or in stock options issued pursuant to the Employees Stock Option Plan, described below. The Performance Award Plan permits up to 250,000 shares of the Company's common stock to be issuable in the aggregate under the Performance Award Plan, excluding shares issued upon exercise of options granted under the Employees Stock Option Plan. The Committee has not approved any awards under the Performance Award Plan for 1999 as a result of the Company's performance.

The Centrum Industries, Inc. Employees Stock Option Plan was also approved by the shareholders at the Annual Meeting of Shareholders on November 12, 1998, which is administered by the Committee and the CEO, except that all matters with respect to grants to the CEO must be approved by the entire Board of Directors. A maximum of 1,000,000 shares may be granted under this Plan, on terms and conditions specified by the Committee. Any current management employee of the Company who is recommended by the CEO and approved by the Committee is eligible to be granted an option. The Committee has not approved the grant of any options for 1999 as a result of the Company's performance.


DIRECTORS' FEES AND COMPENSATION

Directors who are employees of the Company or any subsidiary do not receive any fees for Board or committee service. The Company reimburses all directors for travel, lodging, and related expenses that they may incur in attending Board and committee meetings.

During 1999, the seven non-employee directors received $2,500 for each Board meeting attended subsequent to April 1, 1998 and $1,000 for each committee meeting attended subsequent to April 1, 1998. During 1999, the Company paid aggregate fees of $75,000 to the current directors.

On June 10, 1998, the Company's Board of Directors adopted the Centrum Industries, Inc. Directors Deferred Compensation Plan to permit directors of the Company to elect to defer receipt of all or part of their current directors fees. Participation in the Deferred Compensation Plan is entirely voluntary. Deferred amounts will be credited to an account for the director's benefit on the Company's books and will be interest at the prevailing prime rate, but such amounts will remain Company assets. Payment will be made in a lump sum or in annual installments following termination of the director's service. The Company does not contribute to this Plan or match a director's contributions to the Plan.

At the Annual Meeting of Shareholders held on November 12, 1998, the shareholders approved the Stock and Option Plan for Directors of the Company, to provide outside Directors with the opportunity to become owners of the Company's common stock. Options for a maximum of 750,000 shares may be granted under this Plan. No stock options will be granted under this Plan in fiscal 2000 based upon the Company's 1999 financial performance.

The following table sets forth the stock option grants received by Directors during 1999 for fiscal 1998 performance. No stock options will be granted in fiscal 2000 to the Directors based upon the Company's 1999 financial performance. No options were exercised for the fiscal year ended March 31, 1999 by any of the Directors included in the option grant table.






                                               OPTION GRANTS IN 1999
                                              For Board of Directors


                           Number of
                            securities   Percentage of
                           underlying      total options   Exercise or
                             options       granted in       base price        Expiration           Grant date
                             granted       fiscal year       per share          date                 value (1)
                           ----------------------------------------------------------------------------------------

William C. Davis           10,000            2.3%           $   2.00       June 10, 2008            $9,790

Robert J. Fulton           10,000            2.3%           $   2.00       June 10, 2008            $9,790

David L. Hart              10,000            2.3%           $   2.00       June 10, 2008            $9,790

Richard C. Klaffky         10,000            2.3%           $   2.00       June 10, 2008            $9,790

Mervyn H. Manning          10,000            2.3%           $   2.00       June 10, 2008            $9,790

David R. Schroder          10,000            2.3%           $   2.00       June 10, 2008            $9,790

Thomas E. Seiple           10,000            2.3%           $   2.00       June 10, 2008            $9,790



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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table shows the number of shares of Common Stock beneficially owned as of May 30, 1999 by each director and nominee, each of the executive officers named in the Summary Compensation Table included elsewhere herein, all directors and executive officers of the Company as a group, and each 5% holder. The address of each beneficial owner and executive officer listed below, unless otherwise noted, is c/o Centrum Industries, Inc., 441 East Main Street, Corry, PA 16407.



                                                              Number of shares of Centrum
                                                                      common stock
                                                        beneficially owned           % of class
                                                        ------------------           ----------
         George H. Wells (a)                                  586,545                   4.8
         William C. Davis (b)                                 140,000                   1.2
         Timothy M. Hunter (c)                                291,632                   2.4
         Anthony A. Montani (d)                               332,739                   2.7
         Robert J. Fulton (e)                                 484,545                   4.0
         David L. Hart (f)                                    270,418                   2.2
         Mervyn H. Manning (g)                                 75,000                   0.6
         David R. Schroder (h)                                938,987                   7.7
         Thomas E. Seiple (i)                                 147,163                   1.2
         MorAmerica Capital Corporation (j)(k)              1,350,338                  11.1
         North Dakota Small Business                        1,350,338                  11.1
           Investment Company (j)(k)
         First New England Capital Limited                  1,350,338                  11.1
           Partnership (j)(k)
         All current directors and executive
           officers of the company as group                 3,675,169                 29.94


The beneficial owner has sole voting and investment power with respect to all shares listed, unless otherwise noted.
(a) Includes 416,667 shares Mr. Wells currently has the right to acquire pursuant to stock options; includes 3,211 shares with respect to Mr. Wells' ownership of shares held by Seneca Sheet Metal Company.
(b) Includes 140,000 shares Mr. Davis currently has the right to acquire pursuant to stock options.
(c) Includes 279,632 shares Mr. Hunter currently has the right to acquire pursuant to stock options.
(d) Includes 332,739 shares Mr. Montani currently has the right to acquire pursuant to stock options.
(e) Includes 306,667 shares Mr. Fulton currently has the right to acquire pursuant to stock options; includes 3,211 shares with respect to Mr. Fulton's ownership of shares held by Seneca Sheet Metal Company.
(f) Includes 40,000 shares Mr. Hart currently has the right to acquire pursuant to stock options; includes 29,085 shares held by Mr. Hart's wife with respect to which she has sole voting and dispositive power.
(g) Includes 25,000 shares Mr. Manning has the right to acquire pursuant to stock options; includes 50,000 shares held by the Mervyn H. Manning Trust.
(h) Includes 655,403 shares MorAmerica Capital Corporation (MorAmerica) currently has the right to acquire and 258,584 shares North Dakota Small Business Investment Company (NDSBIC) currently has the right to acquire pursuant to a note and warrant agreement with the holders of the 11% convertible subordinated debt. Includes 17,927 shares MorAmerica has the right to acquire and 7,073 shares NDSBIC has the right to acquire pursuant to the assignment of a stock option from Mr. Schroder. Mr. Schroder serves as the President of the entities managing MorAmerica and NDSBIC.
(i) Includes 40,000 shares Mr. Seiple currently has the right to acquire pursuant to stock options.

(j) MorAmerica, NDSBIC, First New England Capital LP (FNEC) jointly filed a schedule 13D subsequent to the issuance of the note and warrant agreement with the holders of the 11% convertible subordinated debt.
(k) Includes 655,403 shares MorAmerica currently has the right to acquire, 258,584 shares NDSBIC currently has the right to acquire, and 386,351 shares FNEC currently has the right to acquire pursuant to a note and warrant agreement with the holders of the 11% convertible subordinated debt. Includes 17,927 shares MorAmerica has the right to acquire and 7,073 shares NDSBIC has the right to acquire pursuant to the assignment of a stock option from David Schroder; includes 25,000 shares FNEC has the right to acquire pursuant to the assignment of a stock option from Richard Klaffky. The address of MorAmerica and NDSBIC is 101 Second Street S.E., Suite 800, Cedar Rapids IA 52401. The address of FNEC is 100 Pearl St, Hartford CT 06103.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Continental Capital, Inc. (Continental) is a shareholder of the Company and, Mr. William C. Davis, its Chairman and Chief Executive Officer was, from 1988 to 1995, a Director and Chief Executive Officer of the Company and has been a Director since June 1995. Mr. Davis was Vice President and Secretary for the period of December 1995 to December 1997. In 1997 the Company paid Continental $274,000 for fees relating to the issuance of stock. No payments were made nor were any due to Continental, in 1998 and 1999.

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

                  4.7 The instrument defining the rights of the holders certain debt incurred in the acquisition of substantially all the assets of MRR-Memphis Forge International, Inc., issued in June 1997 in the principal amount of $250,000, is not being filed herewith, as permitted by Regulation Section 229.601(b)(4)(iii), because such security does not exceed 10 percent of the total assets of the Company and its consolidated subsidiaries. The Company hereby agrees to furnish a copy of such to the Commission upon request.

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

                  10.1 Asset Purchase Agreement by and among Centrum Industries, Inc., Centrum Acquisition Corporation, and MRR-Memphis Forge International, Inc., dated as of April 29, 1997 as amended May 14, 1997 (filed as Exhibit 10.1 to the Company's Report on Form 8-K, filed with the Commission on June 19, 1997, file number 0-9607, and incorporated herein by reference).

                  10.2 Registration Rights Agreement by and among Centrum Industries, Inc. and MRR-Memphis Forge International, Inc., dated June 4, 1997 (filed as Exhibit 10.2 to the Company's Report on Form 8-K, filed with the Commission on June 19, 1997, file number 0-9607, and incorporated herein by reference).

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

                  10.32 Stock Option Agreement with Anthony A. Montani dated July 21, 1997 (filed as Exhibit 10.32 to the Company's Report on Form 10-Q for the quarter ended June 30, 1997, file number 0-9607, and incorporated herein by reference.)

                  10.33 Amendment to Amended and Restated Employment Agreement with George H. Wells executed June 27, 1997 (filed as Exhibit 10.33 to the Company's Report on Form 10-Q for the quarter ended June 30, 1997, file number 0-9607, and incorporated herein by reference).

                  10.34 Stock Option Agreement with George H. Wells, dated August 26, 1997 (filed as Exhibit 4.8 to the Company's Registration Statement under the Securities act of 1933 on Form S-8, filed with the commission on September 3, 1997, number 0-9607, and incorporated herein by reference.)

                  10.35 Stock Option Agreement with William C. Davis, dated May 7, 1997, memorializing options granted April 15, 1995 (filed as Exhibit 4.20 to the Company's Registration Statement under the Securities act of 1933 on Form S-8, filed with the commission on September 3, 1997, file number 0-09607, and incorporated herein by reference.)

                  10.36 Stock Option Agreement with George H. Wells, dated May 7, 1997, memorializing options granted April 15, 1995 (filed as Exhibit 4.21 to the Company's Registration Statement under the Securities act of 1933 on Form S-8, filed with the commission on September 3, 1997, file number 0-09607, and incorporated herein by reference.)

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

                  10.41 Loan and Security Agreement dated as of February 25, 1999, by and among BankAmerica Business Credit, Inc. as Lender and McInnes Steel Company, MRR-Memphis Forge Company, Erie Bronze & Aluminum Company, Eballoy Glass Products Company, McInnes International, Inc, American Handling, Inc., Northern Steel Company and Micafil, Inc. as Borrowers.

                  10.42 Centrum Industries, Inc. Executive Employees Deferred Compensation Plan (filed herewith).

                  10.43 Centrum Industries, Inc. Directors Deferred Compensation Plan (filed herewith).

                  10.44 Centrum Industries, Inc. Performance Award Plan (filed as Appendix 1 to the Company's Definitive Proxy Statement filed with the Commission on September 24, 1998, file number 0-9607, and incorporated herein by reference).

                  10.45 Centrum Industries, Inc. Employees Stock Option Plan (filed as Appendix 2 to the Company's Definitive Proxy Statement filed with the Commission on September 24, 1998, file number 0-9607, and incorporated herein by reference).

                  10.46 Stock and Option Plan for Directors of Centrum Industries, Inc. (filed as Appendix 3 to the Company's Definitive Proxy Statement filed with the Commission on September 24, 1998, file number 0-9607, and incorporated herein by reference).


                  21 List of Subsidiaries of Centrum Industries, Inc. (filed herewith).

                  27       Financial Data Schedules (filed herewith).


(b)  Reports on Form 8-K
No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Centrum has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CENTRUM INDUSTRIES, INC.



                                    By: /s/ Timothy M. Hunter
                                        ----------------------
                                         Timothy M. Hunter
                                         Chief Financial Officer



                                    Date: June 29, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Centrum in the capacities and on the dates indicated.


                  Signature                                                              Date

         /s/ George H. Wells                      Principal                        June 29, 1999
         ----------------------------
         George H. Wells                          Executive
         Chief Executive Officer, Member -        Officer
         Board of Directors

         /s/ William C. Davis                                                      June 29, 1999
         ----------------------------
         William C. Davis
         Member Board of Directors

         /s/ Timothy M. Hunter                    Principal                        June 29, 1999
         ----------------------------
         Timothy M. Hunter                        Financial and Accounting
         Chief Financial Officer                  Officer

         /s/ Robert J. Fulton                                                      June 29, 1999
         ----------------------------
         Robert J. Fulton
         Member  Board of Directors

         /s/ David L. Hart                                                         June 29, 1999
         ----------------------------
         David L. Hart
         Member  Board of Directors

         /s/ Richard C. Klaffky                                                    June 29, 1999
         ----------------------------
         Richard C. Klaffky
         Member  Board of Directors

         /s/ Mervyn H. Manning                                                     June 29, 1999
         ----------------------------
         Mervyn H. Manning
         Member  Board of Directors

         /s/ David R. Schroder                                                     June 29, 1999
         ----------------------------
         David R. Schroder
         Member  Board of Director

         /s/ Thomas E. Seiple                                                      June 29, 1999
         ----------------------------
         Thomas E. Seiple
         Member  Board of Directors