Form 10-Q
period 1999-06-30
CENTRUM INDUSTRIES INC
filed 1999-08-16
CIK 351127

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

(Mark one)
[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1999

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                 to
                                ---------------  ----------------

Commission file number  0-9607
                        ------

                            CENTRUM INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                  34-1654011
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

     441 East Main Street, Corry, PA                     16407
----------------------------------------              ----------
(Address of principal executive offices)              (Zip code)

                                 (814) 665-5042
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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
                     ----         ----
                     APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        CLASS                                   OUTSTANDING at August 9, 1999
        -----                                   -----------------------------
Common Stock - $.05 Par Value                            8,486,001

                            CENTRUM INDUSTRIES, INC.

                                     INDEX


                                                                      Page

COVER                                                                   1

INDEX                                                                   2

PART   I  -   FINANCIAL INFORMATION

       ITEM 1:  Financial Statements

                Condensed Consolidated Balance Sheet
                as of  June 30, 1999 and March 31,1999.                 3

                Condensed Consolidated Statement of
                Operations for the three months
                ended June 30, 1999 and 1998.                           4

                Condensed Consolidated Statement of
                Cash Flows for the three months
                ended June 30, 1999 and 1998    .                       5
                Notes to Condensed Consolidated
                Financial Statements                                    6

       ITEM 2:  Management's Discussion and Analysis of
                Financial Condition and Results of Operations           8


PART II - OTHER INFORMATION

       ITEM 1:  Legal Proceedings                                      12

       ITEM 4:  Submission of Matters to a Vote of Security Holders    12

       ITEM 6:  Exhibits and Reports on Form 8-K                       12



SIGNATURES                                                             13

CENTRUM INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------
in thousands, except for share data


                                                                                JUNE 30,        MARCH 31,
                                                                                  1999            1999
Assets
Current assets:
     Cash and cash equivalents                                                  $     59       $     84
     Accounts receivable, less allowance for doubtful
      accounts of $73 and $60, respectively                                        8,484          7,778
     Cost and estimated earnings in excess of
      billings on uncompleted contracts                                              847            619
     Inventories, net                                                              9,515         10,475
     Net Assets held for sale                                                      2,780          2,292
     Prepaid expenses and other                                                      298            229
                                                                                --------       --------
          Total current assets                                                    21,983         21,477
Property, plant and equipment, net                                                17,668         17,911
Other assets                                                                       5,282          5,355
                                                                                --------       --------
          Total assets                                                          $ 44,933       $ 44,743
                                                                                ========       ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Bank lines of credit                                                       $  8,584       $  7,109
     Current portion of long-term debt                                             1,797          1,844
     Accounts payable                                                              6,951          8,196
     Deferred income taxes                                                           253            238
     Accrued expenses and other                                                    2,705          2,534
                                                                                --------       --------
          Total current liabilities                                               20,290         19,921
                                                                                --------       --------
Long-term debt, less current portion                                              16,762         17,055
                                                                                --------       --------
Other liabilities                                                                    722            783
                                                                                --------       --------
Commitments and contingent liabilities                                                --             --
                                                                                --------       --------

Shareholders' equity:
     Preferred stock - $.05 par value, 1,000,000 shares authorized, 70,000 issued and outstanding (liquidation
      preference of $10 per share)                                                     4              4
     Common stock - $.05 par value, 45,000,000 shares
      authorized, 8,406,001 issued and
      outstanding at June 30, and March 31, 1998                                     424            424
     Additional paid-in capital                                                    8,104          8,104
     Retained earnings                                                            (1,373)        (1,548)
                                                                                --------       --------
          Total shareholders' equity                                               7,159          6,984
                                                                                --------       --------
          Total liabilities and shareholders' equity                            $ 44,933       $ 44,743
                                                                                ========       ========

CENTRUM INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------
IN THOUSANDS, EXCEPT FOR SHARE DATA




                                                                       FOR THE THREE MONTHS ENDED
                                                                                JUNE 30,
                                                                          1999            1998
Net Sales                                                            $    12,369       $    14,516
Cost and expenses:
     Cost of goods sold                                                    9,796            11,006
     Depreciation                                                            456               393
                                                                     -----------       -----------
     Gross margin                                                          2,117             3,117

     Selling, general and administrative expenses                          1,699             2,107
                                                                     -----------       -----------

Operating income (loss)                                                      418             1,010
                                                                     -----------       -----------

Other (income) expense:
     Interest expense                                                        612               749
     Other                                                                    (3)              (37)
                                                                     -----------       -----------
          Total other (income) expense, net                                  609               712

Income (loss) from continuing operations before income taxes                (191)              298

Provision for income taxes (benefit)                                         (76)              119
                                                                     -----------       -----------

Net income (loss) from continuing operations                                (115)              179

Income (loss) from discontinued operations, net of income taxes              291              (176)

                                                                     ===========       ===========
Net Income                                                           $       176       $         3
                                                                     ===========       ===========

Basic income (loss) per common share:
Continuing operations                                                $     (0.01)      $      0.02
                                                                     ===========       ===========
Discontinued operations                                              $      0.03       $     (0.02)
                                                                     ===========       ===========
Net Income                                                           $      0.02       $      0.00
                                                                     ===========       ===========

Diluted income (loss) per common share:
Continuing operations                                                $     (0.01)      $      0.02
                                                                     ===========       ===========
Discontinued operations                                              $      0.03       $     (0.02)
                                                                     ===========       ===========
Net Income                                                           $      0.02       $      0.00
                                                                     ===========       ===========

Weighted average number of basic common shares
                                                                       8,486,001         8,403,501
                                                                     ===========       ===========
Weighted average number of diluted common shares
                                                                       8,559,833         8,515,412
                                                                     ===========       ===========


CENTRUM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS  (UNAUDITED)
--------------------------------------------------------------------------------
IN THOUSANDS




                                                                     FOR THE THREE MONTHS ENDED
                                                                              JUNE 30,
                                                                         1999          1998
Net cash used by operating activities                                  $  (454)      $  (611)
Net cash used by operating activities - Discontinued Operations           (367)         (417)
                                                                       -------       -------
                    Net cash used operating activities                    (821)       (1,028)

Cash flows from investing activities:
     Purchase of property and equipment                                   (213)         (701)
     Purchase of property and equipment - Discontinued Operations         (202)          (39)
                                                                       -------       -------
                    Net cash used for investing activities                (415)         (740)
                                                                       -------       -------

Cash flows from financing activities:
     Net change in bank lines of credit                                  1,475         1,091
     Net change in bank lines of credit - Discontinued Operations           81           371
     Debt issue costs                                                       25            --
     Proceeds from the issuance of debt                                    112            --
     Repayments on long term debt                                         (482)         (341)
                                                                       -------       -------
                    Net cash provided by financing activities            1,211         1,121
                                                                       -------       -------

Decrease in cash and cash equivalents                                      (25)         (647)
Cash and cash equivalents at beginning of year                              84         1,072
                                                                       =======       =======
Cash and cash equivalents at end of period                             $    59       $   425
                                                                       =======       =======


                            CENTRUM INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE A: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting principally of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results of operations for the three month periods ended June 30, 1999 and 1998. Accounting policies followed by the Company are described in
Note 1 to the financial statements in its Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The condensed consolidated financial statements should be read in conjunction with the financial statements, including notes thereto, contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

The results of operations for the three month month period ended June 30, 1999, are not necessarily indicative of the results to be expected for the full year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Certain amounts within the previous year's financial statements have been reclassified in order to be consistent with the current year presentation. In this document, years reflect the fiscal year ended March 31, unless otherwise noted.

NOTE B: COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS (in 000's)

Inventories consist of the following:

                                                            June 30, 1999  March 31, 1999
                                                            -------------  --------------
Raw Materials                                                  $ 4,644        $ 4,549
Work in Progress                                                 3,921          4,880
Finished Goods                                                     950          1,046
                                                               -------        -------
Total Inventories                                              $ 9,515        $10,475
                                                               =======        =======


Other assets consist of the following:

                                                            June 30, 1999  March 31, 1999
                                                            -------------  --------------
Deferred Income Tax Benefits                                   $ 4,048        $ 4,070
Debt Issuance Costs and Intangibles, less
accumulated amortization of $48 and
$9, respectively                                                   389            372
Other Assets                                                       845            913
                                                               -------        -------
Total Other Assets                                             $ 5,282        $ 5,355
                                                               =======        =======



NOTE C: DISCONTINUED OPERATIONS

During fiscal 1999, the Company made the strategic decision that the Metal Forming Segment represents the most significant opportunity for future growth and profitability for the Company. As a direct result of this decision, the Company adopted a formal plan in March 1999 to sell American Handling, Inc. and it's subsidiary, Northern Steel Company. Accordingly, these companies are presented as discontinued operations. The following presents summarized financial information excluding certain corporate expense allocations.

For the quarter ended                     June 30, 1999   June 30, 1998
        Operating revenues                    $ 8,585      $ 6,146
        Income (loss) before
         provision for income taxes               485         (318)
        Income (loss) from discontinued
         operations, net of income taxes          291         (176)


As of:                                    June 30, 1999  March 31, 1999
        Current Assets                        $ 8,155      $ 6,897
        Total Assets                           12,220       11,401
        Current Liabilities                     9,024        8,962
        Total Liabilities                       9,440        9,109
        Net Assets of discontinued
         operations                             2,780        2,292


NOTE D: INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Net income used in the basic and diluted earnings per share calculations is the same for the three month periods ended June 30, 1999 and 1998. In addition, 3,684,933 and 4,110,400 options and warrants were outstanding during 1999 and 1998, respectively, but were not included in the computation of earnings per share as the effects of converting the options and warrants would be antidilutive.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Summarized results of operations by business segment for the three month period ended June 30, 1999 and 1998.

                                                                                         % Change
RESULTS OF OPERATIONS                                                                 from Prior Year
Periods Ended June 30  ( Dollars in Thousands )                 1999          1998          1999
-----------------------------------------------------------------------------------------------------
CONTINUING OPERATIONS
    NET SALES:
          Metal Forming                                       $ 11,379       $ 13,583       -16.2%
          Corporate & Other                                        990            933         6.1%
                                                              $ 12,369       $ 14,516       -14.7%
    GROSS MARGIN:
          Metal Forming                                       $  1,908       $  2,928       -34.8%
          Corporate & Other                                        209            189        10.6%
                                                              $  2,117       $  3,117      -32.08%
    OPERATING INCOME (LOSS):
          Metal Forming                                       $    586       $  1,325       -55.8%
          Corporate & Other                                       (168)          (315)      -46.7%
                                                              $    418       $  1,010      -58.61%
DISCONTINUED OPERATIONS
    Net Sales                                                 $  8,585       $  6,146        39.7%
    Gross Margin                                              $  2,153       $  1,489        44.6%
    Operating Income (Loss)                                   $    567       $   (258)        [1]

[1] Not meaningful

BASIS OF FINANCIAL STATEMENTS

During fiscal 1999, the Company committed to a plan to sell the Material Handling Segment consisting of the operations of American Handling, Inc. (AHI) and it's subsidiary, Northern Steel Company (Northern). The Company intends to complete the sale before the end of the third quarter of fiscal 2000. Accordingly, the net assets of AHI and Northern are treated as "held for sale" and the related operating results have been classified as discontinued operations in the Consolidated Financial Statements for the periods presented. The Company recorded net income from these discontinued operations of $291,000 in the first quarter as compared to a net loss of $176,000 in the prior year quarter. Please see "Discontinued Operations - Material Handling Segment" for further discussion.

CONTINUING OPERATIONS

CONSOLIDATED RESULTS

The Company's operations consist primarily of the Metal Forming Operations segment. This segment manufactures steel forgings and seamless rolled rings for power generation, compressor, bearing, oil and gas, mining and specialty machine manufacturers, along with nonferrous castings for the glass container, pump and valve industries. The remaining portions of the Company are discussed under the heading Corporate and Other, which pertains to corporate activities and other manufacturing operations that are not sufficiently material to warrant separate discussion.

Consolidated revenues from continuing operations declined by 14.8% to $12.4 million as compared to $14.5 million for the comparable prior year period. This decrease in revenue is primarily attributable to weaker demand in most markets served by the Metal Forming segment. Gross margins for the quarter declined to 17.1% from 21.5% in the prior year quarter as a result of the revenue reduction and pricing pressures in a slow marketplace. The revenue weakness coupled with pressure on margins were the primary reasons for the reduction in operating income to $418,000 or 3.4% from $1,010,000 or 6.9% in the comparable prior year quarter. Interest expense decreased by $157,000 as a result of savings generated from the new senior credit facility closed at the end of fiscal 1999. The effective tax rate utilized in the current and prior year provision is a 40% tax rate.

Management believes that the Company will continue to experience similar operating conditions pending recovery of demand in global markets and in the domestic oil and gas industry.

METAL FORMING OPERATIONS
Sales for the Metal Forming Operations declined by $2.2 million or 16.2% during the quarter when compared to the prior year period. Industry revenues for the quarter fell by approximately 26% when compared to the comparable prior year period as published by the Forging Industry Association. Domestic demand in the metal forming operations has been adversely affected by the global economic crisis and depressed conditions in the oil and gas industry. Markets supplied by this segment such as oil and gas, bearing, construction equipment, and compressor manufacturers experienced a pronounced reduction in order volume during the second half of fiscal 1999. The Metal Forming Operations revenue trend has benefited from continued strength in the power generation markets. However, strong order volume from the power generation markets has not been sufficient to offset the sluggish conditions in the overall market.

Margins during the first quarter declined to 16.8% from 21.6% in the prior year quarter primarily as a result of reduced volume and pricing pressure in the marketplace as a result of slow industry conditions. Interest expense decreased by approximately $100,000 as a result of savings from the new senior credit facility closed at the end of fiscal 1999. Pretax profit for the quarter fell to $123,000 from $758,000 in the prior year period primarily as a result of the revenue and margin weakness discussed above.

Management expects these industry conditions to persist until demand in global markets and the domestic oil and gas industry recovers. As always, management will continue its focus on cost reductions and increased market penetration.

CORPORATE AND OTHER

The operating loss from those operations decreased to $168,000 in the current fiscal year as compared to $315,000 in the prior year primarily as a result of increased focus on cost reductions at Corporate.

DISCONTINUED OPERATIONS - MATERIAL HANDLING SEGMENT

As mentioned above, the Company has committed to a formal plan to sell the operations that comprise the material handling segment. The sale of AHI and Northern is planned to occur before the end of the third quarter of fiscal 2000. For this reason, the net assets of the segment have been classified as "held for sale" and the operating results have been classified as discontinued operations in the Consolidated Financial Statements for the periods presented.

Revenues in the Material Handling Segment increased to $8.6 million in the current year quarter from $6.1 million in the prior year quarter or 39.7% as a result of increased market penetration at the segment. Orders from such new sectors of the material handling market as construction, industrial supplies, medical products and printing have strengthened the revenue stream at the segment. Gross margins have also been positively impacted by these new sectors climbing to 25.1% in the current year quarter from 24.2% in the comparable prior year period. SG&A has been reduced to 18.1% of sales in the current year period from 27.9% in the prior year primarily as a result of the improvement in the revenue base. As a result of these conditions, pretax profit at the segment has improved to $485,000 from a pretax loss of $318,000 in the prior year quarter. This trend in revenue and profitability is expected to continue during the fiscal year as the segment realizes the benefit of its marketing efforts and the resulting diversification of its revenue base.

LIQUIDITY AND CAPITAL RESOURCES

Cash used by operating activities for continuing operations during the three month period ended June 30, 1999 totaled $454,000 as opposed to $611,000 in the prior year period. Operating income plus depreciation expense totalled $900,000 during the current year quarter as compared to $1.3 million in the comparable prior year period. The reduced operating income from continuing operations during the current quarter and a $1.2 million dollar reduction in accounts payable was offset by positive cash flow stemming from an approximate $1 million reduction in inventory. The inventory reduction is a direct result of management's ongoing focus in the efficient utilization of working capital.

Cash flows from operating activities during the remainder of the fiscal year are expected to be sufficient to fund operations, including scheduled monthly debt repayments and planned capital expenditures. The primary sources of funds available to the Company for future operations, planned capital expenditures and debt repayments include cash generated by operations, funds available under the line of credit agreement, and proceeds from the sale of the material handling segment.

YEAR 2000 (Y2K) DATE CONVERSION ISSUES

The Y2K issue was caused by many computers and software systems using an abbreviated two-digit date field to designate a year. As a result, computerized systems may not properly process transactions using a year 2000 or later date.

The Company initiated an evaluation of its critical Information Technology (IT) computer hardware and software systems and non-IT systems, such as business, operating, and plant floor systems. The Company's objective is to address the Y2K issues, both internally and externally. Remediation of Y2K noncompliance consists of replacing, upgrading, repairing, modifying or retiring IT and non-IT systems or specific system components. The Metal Forming Operations Segment has assessed the Y2K issue as part of the ongoing implementation of their normal upgrading of hardware and software. At the Material Handling Systems Segment,

American Handling is integrating their operations with Northern, whose software is Y2K capable. The Company presently believes that based on information available to date, with scheduled modifications to existing software and conversions to new software, the Y2K issue will not pose significant operational problems for the Company's computer systems as so modified and converted. However, if such modifications and conversions are not completed timely, the Y2K issue may have a material impact on the operations of the Company.

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

Costs to address the Y2K issue have not been individually tracked or budgeted as separate projects by the segments. The Y2K costs, which have been incurred, have been recorded as part of the normal operating costs. The total cost for the Company to achieve Y2K compliance is currently estimated at $200,000, approximately two thirds of this amount has already been incurred. In addition, while many costs have been anticipated, the ultimate costs of the Y2K issue are unknown.

Management believes the risk of unresolved Y2K problems or unanticipated remediation costs in the year 2000 or later having a material adverse impact on the Company's results of operations, liquidity or financial position to be low. However, the Company will continue to assess the risk associated with both internal and external factors and the possible impact of various scenarios involving Y2K issues. The mostly likely worst case scenario involves production disruption due to the inability of a supplier to provide critical elements. The Company is unable to quantify the impact of such a scenario, but management believes such an occurrence would be temporary in nature.

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

PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The Company is involved in litigation arising out of the normal course of business activities. None of these legal proceedings including the matters discussed in the Company's Annual Report on Form 10K for the fiscal year ended March 31, 1999 are expected to have a material adverse effect on the Company.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

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



                                         CENTRUM INDUSTRIES, INC.
                                         ------------------------
                                              (Registrant)




Date  August 16, 1999                    By: /s/ Timothy M. Hunter
                                             ---------------------
                                             Timothy M. Hunter
                                             Chief Financial Officer

                                 EXHIBIT INDEX


        Exhibit No.                             Description
        -----------                             -----------
        EX 27                                   Financial Data Schedule