Form 10-Q
period 1999-09-30
CENTRUM INDUSTRIES INC
filed 1999-11-09
CIK 351127

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark one)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1999
                               ------------------
                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934.

For the transition period from       to
                               ------
Commission file number  0-9607
                        ------
                            CENTRUM INDUSTRIES, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                      34-1654011
--------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

     441 East Main Street, Corry, PA                      16407
----------------------------------------                ----------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         CLASS                                  OUTSTANDING at November 4, 1999
--------------------------------------------------------------------------------
Common Stock - $.05 Par Value                             8,486,001

                            CENTRUM INDUSTRIES, INC.

                                      INDEX


                                                                                Page
COVER                                                                           1

INDEX                                                                           2

PART   I  -   FINANCIAL INFORMATION

         ITEM 1:  Financial Statements

                  Condensed Consolidated Balance Sheet
                  as of September 30, 1999 and March 31,1999.                   3

                  Condensed Consolidated Statement of
                  Operations for the three month and six month
                  periods ended September 30, 1999 and 1998.                    4

                  Condensed Consolidated Statement of
                  Cash Flows for the six month periods
                  ended September 30, 1999 and 1998.                            5
                  Notes to Condensed Consolidated
                  Financial Statements                                          6

         ITEM 2:  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                 8


PART II - OTHER INFORMATION

         ITEM 1:  Legal Proceedings                                             12

         ITEM 4:  Submission of Matters to a Vote of Security Holders           12

         ITEM 6:  Exhibits and Reports on Form 8-K                              12



SIGNATURES                                                                      13


CENTRUM INDUSTRIES,INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET   (UNAUDITED)
--------------------------------------------------------------------------------
in thousands, except for share data


                                                                                  SEPTEMBER 30,              MARCH 31,
                                                                                      1999                      1999
ASSETS
Current assets:
     Cash and cash equivalents                                                  $           76             $           84
     Accounts receivable, less allowance for doubtful
      accounts of $113 and $60, respectively                                             9,195                      7,778
     Cost and estimated earnings in excess of
      billings on uncompleted contracts                                                    296                        619
     Inventories, net                                                                    9,597                     10,475
     Net assets held for sale                                                            2,984                      2,292
     Prepaid expenses and other                                                            350                        229
                                                                                --------------             --------------
        Total current assets                                                            22,498                     21,477
Property, plant and equipment, net                                                      17,398                     17,911
Other assets                                                                             5,394                      5,355
                                                                                --------------             --------------
        Total assets                                                            $       45,290             $       44,743
                                                                                ==============             ==============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Bank lines of credit                                                       $        9,956             $        7,109
     Current portion of long-term debt                                                   1,743                      1,844
     Accounts payable                                                                    6,577                      8,196
     Deferred income taxes                                                                 253                        238
     Accrued expenses and other                                                          2,542                      2,534
                                                                                --------------             --------------
        Total current liabilities                                                       21,071                     19,921
                                                                                --------------             --------------
Long-term debt, less current portion                                                    16,365                     17,055
                                                                                --------------             --------------
Other liabilities                                                                          706                        783
                                                                                --------------             --------------
Commitments and contingent liabilities                                                     -                          -
                                                                                --------------             --------------

Shareholders' equity:
     Preferred stock - $.05 par value, 1,000,000 shares
      authorized, 70,000 issued and outstanding (liquidation
      preference of $10 per share)                                                           4                          4
     Common stock - $.05 par value, 45,000,000 shares
      authorized, 8,406,001 issued and
      outstanding at September 30, and March 31, 1998                                      424                        424
     Additional paid-in capital                                                          8,104                      8,104
     Retained earnings                                                                  (1,384)                    (1,548)
                                                                                --------------             --------------
          Total shareholders' equity                                                     7,148                      6,984
                                                                                --------------             --------------
          Total liabilities and shareholders' equity                            $       45,290             $       44,743
                                                                                ==============             ==============

CENTRUM INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
-------------------------------------------------------------------------------
in thousands, except for share data


                                                                    FOR THE THREE MONTHS ENDED        FOR THE SIX MONTHS ENDED
                                                                           SEPTEMBER 30,                     SEPTEMBER 30,
                                                                       1999            1998              1999            1998
Net Sales                                                           $    11,812      $    13,652      $    24,181      $    28,167
Cost and expenses:
     Cost of goods sold                                                   9,264           10,111           19,059           21,118
     Depreciation                                                           470              417              926              810
                                                                    -----------      -----------      -----------      -----------
     Gross margin                                                         2,078            3,124            4,196            6,239

     Selling, general and administrative expenses                         1,701            2,144            3,402            4,254
                                                                    -----------      -----------      -----------      -----------

Operating income                                                            377              980              794            1,985
                                                                    -----------      -----------      -----------      -----------

Other (income) expense:
     Interest expense                                                       672              704            1,284            1,453
     Other                                                                  (12)              (6)             (16)             (47)
                                                                    -----------      -----------      -----------      -----------
          Total other (income) expense, net                                 660              698            1,268            1,406

Income (loss) from continuing operations before income taxes               (283)             282             (474)             579

Provision for income taxes (benefit)                                       (116)             113             (192)             232
                                                                    -----------      -----------      -----------      -----------

Net income (loss) from continuing operations                               (167)             169             (282)             347

Income (loss) from discontinued operations, net of income taxes             155             (204)             446             (380)

                                                                    -----------      -----------      -----------      -----------
Net Income (loss)                                                   $       (12)     $       (35)     $       164      $       (33)
                                                                    ===========      ===========      ===========      ===========

Basic income (loss) per common share:
Continuing operations                                               $     (0.02)     $      0.02      $     (0.03)     $      0.04
                                                                    ===========      ===========      ===========      ===========
Discontinued operations                                             $      0.02      $     (0.02)     $      0.05      $     (0.05)
                                                                    ===========      ===========      ===========      ===========
Net Income                                                          $     (0.00)     $     (0.00)     $      0.02      $     (0.00)
                                                                    ===========      ===========      ===========      ===========

Diluted income (loss) per common share:
Continuing operations                                               $     (0.02)     $      0.02      $     (0.03)     $      0.04
                                                                    ===========      ===========      ===========      ===========
Discontinued operations                                             $      0.02      $     (0.02)     $      0.05      $     (0.04)
                                                                    ===========      ===========      ===========      ===========
Net Income                                                          $     (0.00)     $     (0.00)     $      0.02      $     (0.00)
                                                                    ===========      ===========      ===========      ===========

Weighted average number of basic common shares
                                                                      8,486,001        8,405,186        8,486,001        8,404,348
                                                                    ===========      ===========      ===========      ===========
Weighted average number of diluted common shares
                                                                      8,506,793        9,116,569        8,535,637        8,935,804
                                                                    ===========      ===========      ===========      ===========

CENTRUM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS  (UNAUDITED)
--------------------------------------------------------------------------------
in thousands


                                                                                           FOR THE SIX MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                         1999                    1998
Cash flows from operating activities:
     Net income (loss) from continuing operations                                     $  (282)                $   347
     Adjustments to reconcile net income to
      net cash provided by (used for) operating activities:
          Depreciation                                                                    926                     810
          Amortization - debt issue costs                                                 178                     299
          Changes in assets and liabilities that provided
           (used) operating cash
               Accounts receivable                                                     (1,417)                   (430)
               Inventories                                                                878                    (577)
               Accounts payable                                                        (1,619)                    985
               Prepaid expenses, accrued expenses and other                              (297)                   (295)
                                                                                      -------                 -------
Net cash (used) provided by operating activities                                       (1,633)                  1,139
Net cash (used) provided by operating activities - Discontinued Operations             (1,141)                   (583)
                                                                                      -------                 -------
                    Net cash (used) provided by operating activities                   (2,774)                    556

Cash flows from investing activities:
     Purchase of property and equipment                                                  (408)                 (1,815)
     Other                                                                                  -                    (325)
     Purchase of property and equipment - Discontinued Operations                        (244)                    (60)
                                                                                      -------                 -------
                    Net cash used for investing activities                               (652)                 (2,200)
                                                                                      -------                 -------

Cash flows from financing activities:
     Net change in bank lines of credit                                                 2,847                    (490)
     Net change in bank lines of credit - Discontinued Operations                       1,384                     418
     Debt issue costs                                                                     (27)                      -
     Proceeds from the issuance of debt                                                   112                   6,165
     Proceeds from capital leases                                                          55                       -
     Repayments on long term debt                                                        (953)                 (5,431)
                                                                                      -------                 -------
                    Net cash provided by financing activities                           3,418                     662
                                                                                      -------                 -------

Decrease in cash and cash equivalents                                                      (8)                   (982)
Cash and cash equivalents at beginning of year                                             84                   1,314
                                                                                      -------                 -------
Cash and cash equivalents at end of period                                            $    76                 $   332
                                                                                      =======                 =======

                            CENTRUM INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


The financial information included herein is unaudited; however, such information reflects all adjustments (consisting principally of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results of operations for the three and six month periods ended September 30, 1999 and 1998. Accounting policies followed by the Company are described in Note 1 to the financial statements in its Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

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

The results of operations for the three month and six month period ended September 30, 1999, are not necessarily indicative of the results to be expected for the full year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Certain amounts within the previous year's financial statements have been reclassified in order to be consistent with the current year presentation. In this document, years reflect the fiscal year ended March 31, unless otherwise noted.

NOTE B: COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS (in 000's)
Inventories consist of the following:


                                                                          September 30, 1999           March 31, 1999
                                                                          ------------------           --------------
Raw Materials                                                                $         4,749           $        4,753
Work in Progress                                                                       3,652                    4,404
Finished Goods                                                                         1,196                    1,318
                                                                             ---------------           --------------
Total Inventories                                                            $         9,597           $       10,475
                                                                             ===============           ==============

Other assets consist of the following:

                                                                          September 30, 1999           March 31, 1999
                                                                          ------------------           --------------
Deferred Income Tax Benefits                                                 $         4,048           $        4,070
Debt Issuance Costs and Intangibles, less
accumulated amortization of $66 and
$9, respectively                                                                         499                      372
Other Assets                                                                             847                      913
                                                                             ---------------           --------------
Total Other Assets                                                           $         5,394           $        5,355
                                                                             ===============           ==============


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


                                                  For the three months ended          For the six months ended
                                                         September 30                        September 30
                                                       1999         1998                   1999         1998
Operating revenues                                $   8,276    $   6,297              $  16,861     $ 12,443
 Income (loss) before
  provision for income taxes                            259         (340)                   744         (633)
 Income (loss) from discontinued
  operations, net of income taxes                       155         (204)                   446         (380)


As of:

                                                      September 30, 1999               March 31, 1999
                                                       ------------------               --------------
         Current Assets                                $            8,359               $        6,897
         Total Assets                                              12,400                       11,400
         Current Liabilities                                        9,570                        8,962
         Total Liabilities                                          9,416                        9,108
         Net Assets of discontinued
          operations                                                2,984                        2,292



NOTE D: INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Net income used in the diluted earnings per share calculation is the same as net income used in the basic earnings per share calculation for the three and six month periods ended September 30, 1999 and 1998. In addition, approximately 3.7 and 1.8 million options and warrants were outstanding during the current and prior year, respectively, but were not included in the computation of diluted earnings per share as the effects of converting the options and warrants would be antidilutive.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Summarized results of operations by business segment for the three and six month periods ended September 30, 1999 and 1998.


                                          For the Quarter Ended        % Change        For the Six Months Ended       % Change
                                                                  -------------------                            -------------------
RESULTS OF OPERATIONS                         September 30,         from Prior Year          September 30,         from Prior Year
                                          ---------------------   ------------------------------------------------------------------
(Dollars in Thousands)                     1999           1998            1999          1999             1998           1999
------------------------------------------------------------------------------------------------------------------------------------
CONTINUING OPERATIONS
  NET SALES:
       Meatal Forming                     $ 11,395     $ 12,781            -10.8%      $ 22,774       $ 26,365           -13.6%
       Corporate & Other                       417          871            -52.1%         1,407          1,802           -21.9%
                                          ------------------------------------------------------------------------------------------
                                          $ 11,812     $ 13,652           -13.48%      $ 24,181       $ 28,167          -14.15%
------------------------------------------------------------------------------------------------------------------------------------

  GROSS MARGIN:
       Metal Forming                      $  1,982     $  2,938            -32.5%      $  3,890       $  5,865           -33.7%
       Corporate & Other                        96          186            -48.4%           306            374           -18.2%
                                          ------------------------------------------------------------------------------------------
                                          $  2,078     $  3,124           -33.48%         4,196          6,239          -32.75%
------------------------------------------------------------------------------------------------------------------------------------

  OPERATING INCOME(LOSS):
       Metal Forming                      $    639     $  1,280            -50.1%      $  1,225       $  2,605           -53.0%
       Corporate & Other                      (262)        (300)           -12.7%          (431)          (620)          -30.5%
                                          ------------------------------------------------------------------------------------------
                                          $    377     $    980           -61.53%      $    794       $  1,985          -60.00%
------------------------------------------------------------------------------------------------------------------------------------

  DISCONTINUED OPERATIONS
     Net Sales                            $  8,276     $  6,297             31.4%      $ 16,861       $ 12,443            35.5%
     Gross Margin                         $  2,087     $  1,429             46.0%      $  4,180       $  2,918            43.2%
     Operating Income (Loss)              $    330     $   (281)              [1]      $    838       $   (515)             [1]
------------------------------------------------------------------------------------------------------------------------------------







BASIS OF FINANCIAL STATEMENTS

During fiscal 1999, the Company committed to a plan to sell the Material Handling Segment consisting of the operations of American Handling, Inc. (AHI) and it's subsidiary, Northern Steel Company (Northern). The Company intends to complete the sale before the fiscal 2000. Accordingly, the net assets of AHI and Northern are treated as "held for sale" and the related operating results have been classified as discontinued operations in the Condensed Consolidated Financial Statements for the periods presented. The Company recorded net income from these discontinued operations of $155,000 in the second quarter as compared to a net loss of $204,000 in the prior year quarter and net income of $446,000 in the year to date results as compared to a net loss of $380,000 in the prior year period. Please see "Discontinued Operations - Material Handling Segment" for further discussion.

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

Consolidated revenues from continuing operations declined by 13.6% to $11.8 million for the quarter and by 14.2% to $24.2 million in the year to date results in relation to the comparable prior year periods. This decrease in revenue is primarily attributable to weaker demand in most markets served by the Metal Forming segment. Gross margins for the quarter declined to 17.6% from 22.9% in the prior year quarter and to 17.4% from 22.2% in the comparable year to date results as a result of the revenue reduction and pricing pressures in a slow marketplace. The revenue weakness coupled with pressure on margins were the primary reasons for the reduction in operating income to $377,000 from $980,000 and to $794,000 from $1,985,000 in the comparable prior year quarter and year to date results, respectively. Interest expense decreased by $169,000 in the year to date results because of savings generated from the new senior credit facility closed at the end of fiscal 1999. The effective tax rate utilized in the current and prior year provision is a 40% tax rate.

Management believes that the Company will continue to experience similar operating conditions during the second half of Fiscal 2000 pending recovery of demand in the industrial sectors of global markets and in the domestic oil and gas industry.

METAL FORMING OPERATIONS

Sales for the Metal Forming Operations declined by $1.4 million or 10.8% during the quarter and $3.6 million or 13.6% in the year to date results in relation to the comparable prior year periods. Industry revenues for the year fell by approximately 27% when compared to the comparable prior year period as published by the Forging Industry Association. Demand in the metal forming operations has been adversely affected by the global economic crisis and depressed conditions in the industrial sectors of the domestic economy. Markets supplied by this segment such as compressor, oil and gas, mining, agriculture and construction equipment experienced a pronounced reduction in order volume during the second half of fiscal 1999. However, during fiscal 2000, the Metal Forming
Operations revenue trend has benefited from renewed strength in the domestic power generation markets. Strong demand in the power generation markets has helped to offset the sluggish conditions in the overall market.

Margins during the second quarter declined to 17.4% from 23% in the prior year quarter and to 17.1% from 22.2% in the comparable year to date results primarily as a result of reduced volume and pricing pressure in the marketplace as a result of the slow industry conditions discussed above. Interest expense decreased by approximately $111,000 in the year to date results as a result of savings from the new senior credit facility closed at the end of fiscal 1999. Operating income fell to $639,000 from $1,280,000 in the prior year quarter and to $1,225,000 from $2,605,000 in the comparable year to date period as a result of the revenue and margin weakness discussed above.

Management expects these industry conditions to persist during the remainder of fiscal 2000 until demand in the industrial secotrs of global markets and the domestic oil and gas industry recovers. As always, management continues its focus on cost reductions and increased market penetration.


CORPORATE AND OTHER

The operating loss from these operations decreased to $731,000 in the current fiscal year to date as compared to $946,000 in the prior year primarily as a result of increased focus on cost reductions at Corporate.


DISCONTINUED OPERATIONS - MATERIAL HANDLING SEGMENT

As mentioned above, the Company has committed to a formal plan to sell the operations that comprise the material handling segment. The sale of AHI and Northern is planned to occur before the end of the fiscal year. For this reason, the net assets of the segment have been classified as "held for sale" and the operating results have been classified as discontinued operations in the Consolidated Financial Statements for the periods presented.

Revenues in the Material Handling Segment increased to $8.3 million in the current year quarter from $6.3 million in the prior year quarter or 31.4% and in the year to date results to $16.9 million from $12.4 million or 35.5% as a result of increased market penetration at the segment. Orders from such new sectors of the material handling market as construction, industrial supplies, medical products and printing have strengthened the revenue stream at the segment. Gross margins have also been positively impacted by these new sectors climbing to 25.2% in the current year quarter from 22.7% in the comparable prior year period. SG&A has been reduced to 20.8% of sales in the current year quarter from 26.6% in the prior year and to 19.4% from 27.0% in the comparable year to date results primarily as a result of cost reductions and the overall improvement in the revenue base. As a result of these conditions, operating income at the segment has improved to $330,000 from an operating loss of $281,000 in the prior year quarter and to operating income of $838,000 from a operating loss of $515,000 in the comparable year to date results. This trend in revenue and profitability is expected to continue during the fiscal year as the segment realizes the benefit of its marketing efforts and the resulting diversification of its revenue base.


LIQUIDITY AND CAPITAL RESOURCES

Cash used by operating activities for continuing operations during the six month period ended September 30, 1999 totaled $1.6 million as opposed to cash provided of $1.1 million in the prior year period. Operating income plus depreciation expense totaled $1.7 million during the current year as compared to $2.8 million in the comparable prior year period. The operating income during the current quarter and positive cashflow stemming from an approximate $900,000 reduction in inventory were offset by an increase in accounts receivable and a reduction in accounts payable primarily as a result of timing differences in cash receipts and disbursements. The inventory reduction is a direct result of management's ongoing focus in the efficient utilization of working capital.

Cash flows from operating activities during the remainder of the fiscal year are expected to be sufficient to fund operations, including scheduled monthly debt repayments and planned capital expenditures. The primary sources of funds available to the Company for future operations, planned capital expenditures and debt repayments include cash generated by operations and funds available under the line of credit agreement, and proceeds from the sale of the material handling segment.


YEAR 2000 (Y2K) DATE CONVERSION ISSUES

The Y2K issue was caused by many computers and software systems using an abbreviated two-digit date field to designate a year. As a result, computerized systems may not properly process transactions using a year 2000 or later date.

The Company initiated an evaluation of its critical Information Technology (IT) computer hardware and software systems and non-IT systems, such as business, operating, and plant floor systems. The Company's objective is to address the Y2K issues, both internally and externally. Remediation of Y2K noncompliance consists of replacing, upgrading, repairing, modifying or retiring IT and non-IT systems or specific system components. The Metal Forming Operations Segment has assessed the Y2K issue as part of the ongoing implementation of their normal upgrading of hardware and software. At the Material Handling Systems Segment, American Handling has integrated their operations with Northern, whose software is Y2K capable. The Company presently believes that based on information available to date, with scheduled modifications to existing software and conversions to new software, the Y2K issue will not pose significant operational problems for the Company's computer systems as so modified and converted. However, if such modifications and conversions are not completed timely, the Y2K issue may have a material impact on the operations of the Company.

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

Costs to address the Y2K issue have not been individually tracked or budgeted as separate projects by the segments. The Y2K costs, which have been incurred, have been recorded as part of the normal operating costs. The total cost for the Company to achieve Y2K compliance is currently estimated at $200,000, approximately ninety percent of this amount has already been incurred. In addition, while many costs have been anticipated, the ultimate costs of the Y2K issue are unknown.

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

(A): The exhibits listed in the Exhibit Index are filed as part of this report.

(B):  Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 CENTRUM INDUSTRIES, INC.
                                                 ------------------------
                                                       (Registrant)




Date:  November 8, 1999                          By: /s/ Timothy M. Hunter
       ------------------                            ---------------------
                                                     Timothy M. Hunter
                                                     Chief Financial Officer

                                  EXHIBIT INDEX


         Exhibit No.                       Description
         -----------------------------------------------------------------------

         EX 10.47 Waiver and Amendment No. 1 to the Loan and Security Agreement dated as of February 25, 1999, by and among BankAmerica Business Credit, Inc. as Lender and McInnes Steel Company, MRR-Memphis Forge Company, Erie Bronze
                         & Aluminum Company, Eballoy Glass Products Company, McInnes International, Inc., American Handling, Inc., Northern Steel Company and Micafil, Inc. as Borrowers.

         EX 10.48 Amendment No. 2 to the Loan and Security Agreement dated as of February 25, 1999, by and among BankAmerica Business Credit, Inc. as Lender and McInnes Steel Company, MRR-Memphis Forge Company, Erie Bronze & Aluminum Company, Eballoy Glass Products Company, McInnes International, Inc., American Handling, Inc., Northern Steel Company and Micafil, Inc. as Borrowers.

         EX 10.49 Third Amendment to the Loan and Security Agreement dated as of February 25, 1999, by and among BankAmerica Business Credit, Inc. as Lender and McInnes Steel Company, MRR-Memphis Forge Company, Erie Bronze & Aluminum Company, Eballoy Glass Products Company, McInnes International, Inc., American Handling, Inc., Northern Steel Company and Micafil, Inc. as Borrowers.

         EX 27           Financial Data Schedule