Form 10-Q
period 1999-12-31
CENTRUM INDUSTRIES INC
filed 2000-02-14
CIK 351127

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark one)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 1999
                               -----------------

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934.

For the transition period from          to
                              ----------

Commission file number  0-9607
                        ------

                            CENTRUM INDUSTRIES, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                 34-1654011
--------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

    441 East Main Street, Corry, PA                             16407
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         CLASS                                 OUTSTANDING at February 11, 2000
--------------------------------------------------------------------------------

Common Stock - $.05 Par Value                           8,486,001

                            CENTRUM INDUSTRIES, INC.

                                      INDEX




                                                                                      Page

COVER                                                                                   1

INDEX                                                                                   2

PART   I  -  FINANCIAL INFORMATION

       ITEM 1:  Financial Statements

                Condensed Consolidated Balance Sheet
                as of December 31, 1999 and March 31,1999.                              3

                Condensed Consolidated Statement of
                Operations for the three month and nine month
                periods ended December 31, 1999 and 1998.                               4

                Condensed Consolidated Statement of
                Cash Flows for the nine month periods
                ended December 31, 1999 and 1998.                                       5

                Notes to Condensed Consolidated
                Financial Statements                                                    6

       ITEM 2:  Management's Discussion and Analysis of
                Financial Condition and Results of Operations                           9


PART II - OTHER INFORMATION

         ITEM 1:  Legal Proceedings                                                    14

         ITEM 4:  Submission of Matters to a Vote of Security Holders                  14

         ITEM 6:  Exhibits and Reports on Form 8-K                                     14



SIGNATURES                                                                             15

CENTRUM INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET   (UNAUDITED)
--------------------------------------------------------------------------------
in thousands, except for share data


                                                                                    DECEMBER 31,               MARCH 31,
                                                                                       1999                      1999
ASSETS
Current assets:
   Cash and cash equivalents                                                      $            -              $         84
   Accounts receivable, less allowance for doubtful
    accounts of $163 and $60, respectively                                                 8,807                     7,778
   Cost and estimated earnings in excess of
    billings on uncompleted contracts                                                          -                       619
   Inventories, net                                                                        9,486                    10,475
   Net assets held for sale                                                                2,354                     2,292
   Prepaid expenses and other                                                                472                       229
                                                                                  ---------------             -------------
      Total current assets                                                                21,119                    21,477
Property, plant and equipment, net                                                        17,075                    17,911
Other assets                                                                               5,387                     5,355
                                                                                  ---------------             -------------
      Total assets                                                                $       43,581              $     44,743
                                                                                  ===============             =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Bank lines of credit                                                           $        9,466              $      7,109
   Current portion of long-term debt                                                       1,659                     1,844
   Accounts payable                                                                        7,837                     8,196
   Deferred income taxes                                                                     253                       238
   Other Term Debt                                                                        14,735                         -
   Accrued expenses and other                                                              1,664                     2,534
                                                                                  ---------------             -------------
      Total current liabilities                                                           35,614                    19,921
                                                                                  ---------------             -------------
Long-term debt, less current portion                                                       1,273                    17,055
                                                                                  ---------------             -------------
Other liabilities                                                                            459                       783
                                                                                  ---------------             -------------
Commitments and contingent liabilities                                                         -                         -
                                                                                  ---------------             -------------

Shareholders' equity:
   Preferred stock - $.05 par value, 1,000,000 shares
    authorized, 70,000  issued and outstanding (liquidation
    preference of $10 per share)                                                               4                         4
    Common stock - $.05 par value, 45,000,000 shares
    authorized, 8,406,001 issued and
    outstanding at December 31, and March 31, 1999                                           424                       424
    Additional paid-in capital                                                             8,104                     8,104
    Retained earnings (deficit)                                                           (2,297)                   (1,548)
                                                                                  ---------------             -------------
      Total shareholders' equity                                                           6,235                     6,984
                                                                                  ---------------             -------------
      Total liabilities and shareholders' equity                                  $       43,581              $     44,743
                                                                                  ===============             =============

CENTRUM INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------
IN THOUSANDS, EXCEPT FOR SHARE DATA

                                                                   FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                                                            DECEMBER 31,                   DECEMBER 31,
                                                                        1999           1998           1999             1998
Net Sales                                                          $    11,171     $    12,251     $    35,353     $    40,439
Cost and expenses:
     Cost of goods sold                                                  9,098           9,977          28,157          31,109
     Depreciation                                                          466             455           1,392           1,265
                                                                   -----------     -----------     -----------     -----------
     Gross margin                                                        1,607           1,819           5,804           8,065

     Selling, general and administrative expenses                        1,807           1,680           5,209           5,941
                                                                   -----------     -----------     -----------     -----------

Operating income (loss)                                                   (200)            139             595           2,124
                                                                   -----------     -----------     -----------     -----------

Other (income) expense:
     Interest expense                                                      716             683           2,000           2,147
     Other                                                                 (20)             (8)            (35)            (67)
                                                                   -----------     -----------     -----------     -----------
          Total other (income) expense, net                                696             675           1,965           2,080

Income (loss) from continuing operations before income taxes              (896)           (536)         (1,370)             44

Provision for income taxes (benefit)                                      (357)           (213)           (548)             18
                                                                   -----------     -----------     -----------     -----------

Net income (loss) from continuing operations                              (539)           (323)           (822)             26

Income (loss) from discontinued operations, net of income taxes           (373)           (296)             74            (677)

                                                                   -----------     -----------     -----------     -----------
Net (loss)                                                         $      (912)    $      (619)    $      (748)    $      (651)
                                                                   ===========     ===========     ===========     ===========

Basic income (loss) per common share:
Continuing operations                                              $     (0.06)    $     (0.04)    $     (0.10)    $      0.00
                                                                   ===========     ===========     ===========     ===========
Discontinued operations                                            $     (0.04)    $     (0.04)    $      0.01     $     (0.08)
                                                                   ===========     ===========     ===========     ===========
Net Income                                                         $     (0.10)    $     (0.08)    $     (0.09)    $     (0.08)
                                                                   ===========     ===========     ===========     ===========

Diluted income (loss) per common share:
Continuing operations                                              $     (0.06)    $     (0.04)    $     (0.10)    $      0.00
                                                                   ===========     ===========     ===========     ===========
Discontinued operations                                            $     (0.04)    $     (0.04)    $      0.01     $     (0.08)
                                                                   ===========     ===========     ===========     ===========
Net Income                                                         $     (0.10)    $     (0.08)    $     (0.09)    $     (0.08)
                                                                   ===========     ===========     ===========     ===========

Weighted average number of basic common shares
                                                                     8,486,001       8,406,001       8,486,001       8,404,901
                                                                   ===========     ===========     ===========     ===========
Weighted average number of diluted common shares
                                                                     8,486,001       8,406,001       8,486,001       8,810,269
                                                                   ===========     ===========     ===========     ===========

CENTRUM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS  (UNAUDITED)
--------------------------------------------------------------------------------
IN THOUSANDS

                                                                           FOR THE NINE MONTHS ENDED
                                                                                  DECEMBER 31,
                                                                              1999            1998
Cash flows from operating activities:
     Net income (loss)  from continuing operations                          $  (822)        $    26
     Adjustments to reconcile net income to
      net cash provided by (used for) operating activities:
          Depreciation                                                        1,392           1,265
          Amortization - debt issue costs                                       265             396
          Changes in assets and liabilities that provided
           (used) operating cash
               Accounts receivable                                           (1,029)            822
               Inventories                                                      989             203
               Accounts payable                                                (359)            368
               Prepaid expenses, accrued expenses and other                  (1,081)         (1,156)
                                                                            -------         -------
Net cash (used) provided by operating activities                               (645)          1,924
Net cash (used) by operating activities - Discontinued Operations              (494)         (1,053)
                                                                            -------         -------
                    Net cash (used) provided by operating activities         (1,139)            871
                                                                            -------         -------

Cash flows from investing activities:
     Purchase of property and equipment                                        (562)         (2,559)
     Other                                                                       24             (21)
     Purchase of property and equipment - Discontinued Operations              (240)           (132)
                                                                            -------         -------
                    Net cash used for investing activities                     (778)         (2,712)
                                                                            -------         -------

Cash flows from financing activities:
     Net change in bank lines of credit                                       2,357            (298)
     Net change in bank lines of credit - Discontinued Operations               751           1,113
     Debt issue costs                                                           (27)           --
     Proceeds from the issuance of debt                                         112            --
     Proceeds from capital leases                                                55            --
     Repayments on long term debt                                            (1,415)           (288)
                                                                            -------         -------
                    Net cash provided by financing activities                 1,833             527
                                                                            -------         -------

Decrease in cash and cash equivalents                                           (84)         (1,314)
Cash and cash equivalents at beginning of year                                   84           1,314
                                                                            -------         -------
Cash and cash equivalents at end of period                                  $  --           $  --
                                                                            =======         =======

                            CENTRUM INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        -------------------------------------------

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting principally of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results of operations for the three and nine month periods ended December 31, 1999 and 1998. Accounting policies followed by the Company are described in Note 1 to the financial statements in its Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

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

The results of operations for the three month and nine month period ended December 31, 1999, are not necessarily indicative of the results to be expected for the full year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Certain amounts within the previous year's financial statements have been reclassified in order to be consistent with the current year presentation. In this document, years reflect the fiscal year ended March 31, unless otherwise noted.

NOTE B: COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS (in 000's)
        ---------------------------------------------

Inventories consist of the following:
                                                                     December 31, 1999             March 31, 1999
                                                                     -----------------             --------------
Raw Materials                                                        $           4,745             $        4,753
Work in Progress                                                                 3,523                      4,404
Finished Goods                                                                   1,218                      1,318
                                                                     -----------------             --------------
Total Inventories                                                    $           9,486             $       10,475
                                                                     =================             ==============

Other assets consist of the following:
                                                                     December 31, 1999             March 31, 1999
                                                                     -----------------             --------------
Deferred Income Tax Benefits                                         $           4,048             $        4,070
Debt Issuance Costs and Intangibles, less
accumulated amortization of $69 and
$9, respectively                                                                   513                        372
Other Assets                                                                       826                        913
                                                                     -----------------             --------------
Total Other Assets                                                   $           5,387             $        5,355
                                                                     =================             ==============

NOTE C: DISCONTINUED OPERATIONS
        -----------------------

During fiscal 1999, the Company committed to a plan to sell the businesses which comprise its Material Handling Segment. The Material Handling Segment consists of the operations of American Handling, Inc. (AHI) and its wholly-owned subsidiary Northern Steel Company (Northern). Accordingly, these companies are presented as discontinued operations. The following presents summarized financial information excluding certain corporate expense allocations.


                                              For the three months ended                      For the three months ended
                                                   December 31, 1999                               December 31, 1998
                                             AHI       Northern     Combined                AHI       Northern      Combined
Operating revenues                        $ 2,297      $1,765       $ 4,062              $2,964       $ 3,605       $ 6,569
Loss before
  provision for income taxes                 (323)       (298)         (621)               (366)         (127)         (493)
Loss from discontinued
  operations, net of income taxes            (194)       (179)         (373)               (220)          (76)         (296)


                                               For the nine months ended                       For the nine months ended
                                                   December 31, 1999                               December 31, 1998
                                             AHI       Northern     Combined                AHI       Northern      Combined
Operating revenues                        $12,604      $8,319       $20,923              $7,648       $11,364       $19,012
Income (loss) before
  provision for income taxes                  425        (301)          124                (870)         (258)       (1,128)
Income (loss) from discontinued
  operations, net of income taxes             255        (181)           74                (522)         (155)         (677)


As of:                                             December 31, 1999                                March 31, 1999
                                             AHI       Northern     Combined                AHI       Northern      Combined
Current Assets                            $ 2,444      $2,298       $ 4,742              $3,591       $ 3,306       $ 6,897
Total Assets                                5,285       3,386         8,671               6,431         4,970        11,401
Current Liabilities                         2,709       3,817         6,526               4,268         4,694         8,962
Total Liabilities                           3,088       4,117         7,205               4,009         5,099         9,108
Net Assets of discontinued
  operations                                3,453      (1,099)        2,354               3,090          (798)        2,292




Please see NOTE E: SUBSEQUENT EVENTS for further discussion of the discontinued
                   -----------------
operations.


NOTE D: INCOME PER COMMON AND COMMON EQUIVALENT SHARE
        ---------------------------------------------

Net income used in the diluted earnings per share calculation is the same as net income used in the basic earnings per share calculation for the three and nine month periods ended December 31, 1999 and 1998. In addition, approximately 4.1 and 2.4 million options and warrants were outstanding during the current and prior year, respectively, but were not included in the computation of diluted earnings per share as the effects of converting the options and warrants would be antidilutive.

 NOTE E:  SUBSEQUENT EVENTS
          -----------------

The Material Handling Segment consists of the operations of American Handling, Inc. (AHI) and its wholly-owned subsidiary Northern Steel Company (Northern). During fiscal 1999, the Company committed to a plan to sell these businesses together. After two consecutive quarters of profitability for the Segment during the first half of fiscal 2000, Management enlisted the assistance of an investment banking firm and embarked on the sale process for the Segment. Letters of intent to purchase the segment in a price range between $4 and $5 million were received from two qualified buyers during the month of December. However, subsequent to December 31, 1999, the letter of intent dated January 10th, 2000, that had been accepted by AHI, was withdrawn by the prospective buyer. As a result of this, the management of the Material Handling Segment intends to pursue other strategic alternatives for AHI on a stand alone basis including sale or reorganization of the business. In addition, as of February 2000 segment management has also concluded that Northern is no longer a marketable or viable business. Because of Northern's poor operating performance and the resulting liquidity constraints, the segment management has determined that the Northern operations will be closed. This will involve the closing of two warehouse locations and the termination of approximately twenty-two (22) employees. The Northern employees were notified of the termination of operations on February 10, 2000. The cost of closing these locations and the employee terminations is estimated to be $125,000.

Future collections of existing trade receivables and proceeds from the liquidation of inventories and other assets will be used to satisfy Northern's $2 million allocable share of the Company's senior revolving credit facility. However, currently it is not anticipated that these liquidation proceeds will be sufficient to satisfy Northern's share of the senior credit facility. Any shortfall in the senior credit facility will be funded through the Company's remaining operations in accordance with the senior credit facility loan document. Termination of operations is a default under the senior credit facility. However, although no assurances can be given, management does not expect the lender to enact default remedies for the termination of the Northern operations.


A one-time charge of approximately $1,600,000 for impairment of long-lived assets at Northern is expected to be recorded during the fourth quarter. The primary components of this charge are $853,000 for the write down of goodwill and $235,000 related to the disposal of equipment and $125,000 for the closing of the facilities and termination of the employees discussed above. The estimated amount of this charge is based on the Company's current expectations, estimates and projections, which may change as more information becomes available.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Summarized results of operations by business segment for the three and nine month periods ended December 31, 1999 and 1998.


                                                                % Change                                               % Change
                                  For the Quarter Ended         --------              For the Nine Months Ended        --------
RESULTS OF OPERATIONS                  December 31,          from Prior Year               December 31,             from Prior Year
                                  -------------------------------------------------------------------------------------------------
( Dollars in Thousands )           1999           1998            1999                 1999             1998             1999
===================================================================================================================================
CONTINUING OPERATIONS
     NET SALES:
           Metal Forming          $10,654        $11,553          -7.8%              $33,429         $ 37,918           -11.8%
           Corporate & Other          517            698         -25.9%                1,924            2,521           -23.7%
                                  -------------------------------------------------------------------------------------------------
                                  $11,171        $12,251         -8.82%              $35,353         $ 40,439          -12.58%
===================================================================================================================================

     GROSS MARGIN:
           Metal Forming          $ 1,458        $ 1,703         -14.4%              $ 5,349         $  7,568           -29.3%
           Corporate & Other          149            116         28.48%                  455              497            -8.5%
                                  -------------------------------------------------------------------------------------------------
                                  $ 1,607        $ 1,819        -11.65%              $ 5,804         $  8,065          -28.03%
===================================================================================================================================

     OPERATING INCOME (LOSS):
           Metal Forming          $   118        $   409         -71.1%              $ 1,342         $  3,013           -55.5%
           Corporate & Other         (318)          (270)         17.8%                 (747)            (889)          -16.0%
                                  -------------------------------------------------------------------------------------------------
                                  $  (200)       $   139       -243.88%              $   595         $  2,124          -71.99%
===================================================================================================================================

DISCONTINUED OPERATIONS
     Net Sales                    $ 4,062        $ 6,569         -38.2%              $20,922         $ 19,012            10.0%
     Gross Margin                 $   922        $ 1,309         -29.6%              $ 5,102         $  4,227            20.7%
     Operating Income (Loss)      $  (579)       $  (432)           [1]              $   259         $   (948)             [1]
===================================================================================================================================

[1]  Not meaningful  (N/M)
-----------------------------------------------------------------------------------------------------------------------------------


BASIS OF FINANCIAL STATEMENTS
-----------------------------

During fiscal 1999, the Company committed to plans to sell the Material Handling Segment consisting of the operations of American Handling, Inc. (AHI) and Northern Steel Company (Northern). Accordingly, the assets of AHI and Northern are treated as "held for sale" and the related operating results have been classified as discontinued operations in the Consolidated Financial Statements for all periods presented. Please see further discussion under the caption "Discontinued Operations - Material Handling Segment".

CONTINUING OPERATIONS
---------------------

CONSOLIDATED RESULTS
--------------------

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

Consolidated revenues from continuing operations declined by 9% to $11.2 million for the quarter and by 12.6% to $35.4 million in the year to date results in relation to the comparable prior year periods. This decrease in revenue is primarily attributable to weaker demand in most markets served by the Metal Forming segment. Gross margins for the quarter declined to 14.4% from 14.9% in the prior year quarter and to 16.4% from 19.9% in the comparable year to date results as a result of the revenue reduction and pricing pressures in a slow marketplace. The revenue weakness coupled with pressure on margins were the primary reasons for the reduction in operating income to a loss of $200,000 from income of $140,000 and to income of $595,000 from $2,124,000 in the comparable prior year quarter and year to date results, respectively.

Management expects revenues to increase by approximately 5% during the fourth quarter as demand in the industrial sectors of global markets and in the domestic oil and gas industry begin to improve. In addition, as a result of the revenue reduction experienced during the third quarter management has continued its rigorous cost reduction efforts.

METAL FORMING OPERATIONS
------------------------

Sales for the Metal Forming Operations declined by $899,000 or 7.8% during the quarter and $4.5 million or 11.8% in the year to date results in relation to the comparable prior year periods. Industry revenues fell by approximately 22% when compared to the comparable prior year period as published by the Forging Industry Association. Demand in the metal forming operations has been adversely affected by depressed conditions in the industrial sectors of the domestic economy. Markets supplied by this segment such as compressor, oil and gas, mining, agriculture and construction equipment experienced a pronounced reduction in order volume during the second half of fiscal 1999. However, during fiscal 2000, the Metal Forming Operations revenue has benefited from renewed strength in the domestic power generation markets. Domestic backlogs in power generation have increased 38% in the last 12 months. Strong demand in the power generation markets helped to offset the depressed conditions in the overall market.

Margins during the third quarter declined to 13.7% from 14.7% in the prior year quarter and to 16% from 20% in the comparable year to date results primarily as a result of reduced volume and pricing pressure in the marketplace as a result of the industry conditions discussed above. Operating income fell to $118,000 from $408,000 in the prior year quarter and to $1,343,000 from $3,014,000 in the comparable year to date period as a result of the revenue and margin weakness discussed above.

Management expects these industry conditions to persist during the remainder of fiscal 2000 until demand in the industrial sectors of global markets and the domestic oil and gas industry recovers.

In addition, management has continued its strenuous cost reduction effort initiated at the Metal Forming segment during fiscal 1999. During February 2000, the Company further reduced employment levels by approximately 10% as part of this cost cutting effort. It is anticipated that the plan will generate annual net savings of approximately $1.3 million when fully implemented. Management expects these cost cutting efforts to improve operating income in the fourth quarter and the next fiscal year.


CORPORATE AND OTHER
-------------------

The operating loss from these operations decreased to $747,000 in the current fiscal year to date as compared to $889,000 in the prior year primarily as a result of increased focus on cost reductions at Corporate.


DISCONTINUED OPERATIONS - MATERIAL HANDLING SEGMENT
---------------------------------------------------


The Material Handling Segment consists of the operations of American Handling, Inc. (AHI) and its wholly-owned subsidiary Northern Steel Company (Northern). During fiscal 1999, the Company committed to a plan to sell these businesses together. After two consecutive quarters of profitability for the Segment during the first half of fiscal 2000, Management enlisted the assistance of an investment banking firm and embarked on the sale process for the Segment. Letters of intent to purchase the segment in a price range between $4 and $5 million were received from two qualified buyers during the month of December. However, subsequent to December 31, 1999, the letter of intent dated January 10th, 2000, that had been accepted by AHI, was withdrawn by the prospective buyer. The Company believes that the deteriorating financial performance of the segment during the quarter ended December 31, 1999 contributed to the withdrawal of this proposal.

Management now believes that it is unlikely that the Material Handling segment will be sold as a whole. Management had planned that integrating Northern's administrative functions with AHI and utilizing Northern's physical presence on the West Coast would improve Northern's operation and facilitate the sale of the two Companies together.

The management of the Material Handling Segment intends to pursue other strategic alternatives for AHI including sale or reorganization of the business. At this time, Northern is no longer a marketable or viable business. Because of Northern's poor operating performance and the resulting liquidity constraints, the segment management has determined that the Northern operations will be closed. This will involve the closing of two warehouse locations and the termination of approximately twenty-two (22) employees. The Northern employees were notified of the termination of operations on February 10, 2000. The cost of closing these locations and the employee terminations is estimated to be $125,000. Future collections of existing trade receivables and proceeds from the liquidation of inventories and other assets will be inadequate to satisfy Northern's $2 million allocable share of the Company's senior revolving credit facility obligation. A one-time charge of approximately $1,600,000 for impairment of long-lived assets at Northern is expected to be recorded during the fourth quarter. The primary components of this charge are $853,000 for the write down of goodwill and $235,000 related to the disposal of equipment. The estimated amount of this charge is based on the Company's current expectations, estimates and projections, which may change as more information becomes available.

Revenues in the Material Handling Segment decreased to $4.1 million in the current year quarter from

$6.6 million in the prior year quarter or 38.2%. The revenue reduction reflects the significant deterioration in business activity at Northern. However, gross margins increased to 22.7% in the current year quarter from 19.9% in the comparable prior year period, as a result of managements efforts at product diversification at AHI. Consequently, year to date gross margins improved to 24.4% in the current year as compared to 22.2% in the prior year. SG&A has been reduced by $252,000 in the current year quarter and $346,000 in the comparable year to date results primarily as a result of cost reduction efforts at the segment. Operating income at the segment deteriorated to a loss of $579,000 compared to a loss of $432,000 in the prior year quarter and to operating income of $259,000 from a operating loss of $948,000 in the comparable year to date results.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash used by operating activities for continuing operations during the nine month period ended December 31, 1999 totaled $645,000 as opposed to cash provided of $1.9 million in the prior year period. Operating income plus depreciation expense totaled $2 million during the current year as compared to $3.4 million in the comparable prior year period. The operating income and positive cashflow stemming from an approximate $1 million reduction in inventory were offset by an increase in accounts receivable and a reduction in accounts payable primarily as a result of timing differences in cash receipts and disbursements. The inventory reduction is a direct result of management's ongoing focus in the efficient utilization of working capital.

The primary sources of funds available to the Company for future operations, planned capital expenditures and debt repayments include cash generated by operations and funds available under the current terms of the line of credit agreement. However, the negative cash flow generated during the third quarter has had an adverse impact on the payment of trade payables. The trade payables are currently extended beyond customary terms, and it is anticipated that this will persist during the fourth quarter. During the fourth quarter, Management expects to be able to negotiate extended payment terms with trade creditors and to fund these payments through cash flows generated by operations.

The Company is currently in default under various covenants of the senior debt facility. When an event of default exists, the lender may at its discretion; reduce the line of credit collateral advance rates, the amount of the revolving line of credit, terminate the senior credit facility and declare the all senior credit facility obligations immediately due and payable and institute default interest rates. Accordling, all long term debt instruments so effected have been reclassified in current liabilities as other "term debt". The lender instituted the default interest rates on January 26, 2000, which are 2% in excess of the rates otherwise payable. Should the lender declare the senior credit facility obligations immediately due and payable the Company does not have sufficient liquidity to satisfy those obligations nor does the Company have the liquidity required to continue operations if significant reductions to the amounts available under the facility credit are enacted.


The Company is currently operating under a Forbearance Agreement with the senior lender with respect to these defaults. Under the terms of this agreement, the Company has acknowledged the defaults and the senior lender has agreed not to exercise any of its default rights, with respect to the current defaults, for a period of 45 days. During this period, management is currently pursuing various strategic alternatives to satisfy the senior lender including the infusion of new equity or subordinated debt, the sale or merger of subsidiary businesses, refinancing the senior credit facility obligations or a combination of the preceding items. Management can give no assurances that the infusion of new equity capital or subordinated debt will not have a dilutive effect on the existing shareholders.

At the expiration of the Forbearance period, the senior lender will again have all of its default remedies available if negotiations to remedy this situation have been unsuccessful. Although management expects to negotiate a successful outcome to this matter, no assurances can be given with respect to the resolution of this matter at this time.

YEAR 2000 (Y2K) DATE CONVERSION ISSUES
--------------------------------------

The Company has not experienced any significant Y2K problems subsequent to or preceding December 31, 1999. Based on operations since the beginning of the year, no significant impact on the Company's ongoing business as a result of Y2K is expected. However, it is possible that the full impact of the date change has not been fully recognized. In addition, the Company could still experience problems if its customers or suppliers are adversely affected by Year 2000 issues, although the Company is currently unaware of any such problems being experienced by our customers or suppliers.

The Company spent approximately $200,000 on Y2K readiness efforts. The Company does not anticipate any significant additional spending related to the issue.


FORWARD LOOKING INFORMATION
---------------------------

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are indicated by words or phrases such as "anticipate," "estimate," "projects," "management believes," and similar words or phrases. Such statements are subject to certain risks, uncertainties or assumptions, and are based on management's current expectations. Such risks, uncertainties or assumptions include, but are not limited to, the ability of AHI to operate profitably, the willingness of the Company's senior lender to work with the Company or, if not, the Company's ability to find an alternative source of senior capital on acceptable terms, a recovery in the major markets served by the Metal Forming Segment, the availability of a sufficient supply of raw materials, and the Company's ability to remain on extended payment terms with vendors, and the availability of additional subordinated debt financing. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

PART II - OTHER INFORMATION


ITEM 1: LEGAL PROCEEDINGS

The Company is involved in litigation arising out of the normal course of business activities. None of these legal proceedings including the matters discussed in the Company's Annual Report on Form 10K for the fiscal year ended March 31, 2000 are expected to have a material adverse effect on the Company.


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




Date:  February 14, 2000                             By: /s/ Timothy M. Hunter
       -----------------                                 ---------------------
                                                         Timothy M. Hunter
                                                         Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit No.                               Description
--------------------------------------------------------------------------------

   EX 27                                  Financial Data Schedule