Form 10-K405
period 2000-03-31
CENTRUM INDUSTRIES INC
filed 2000-06-29
CIK 351127

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
  OF 1934 [FEE REQUIRED]

FOR THE FISCAL YEAR ENDED MARCH 31, 2000

COMMISSION FILE NUMBER 09607

                            CENTRUM INDUSTRIES, INC.
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                      34-1654011
-------------------------------------------    -------------------------------------------
      (State or other Jurisdiction of                       (I.R.S. Employer
      Incorporation or Organization)                       Identification No.)

      441 EAST MAIN STREET, CORRY, PA                             16407
-------------------------------------------    -------------------------------------------
 (Address of Principal Executive Offices)                      (Zip Code)

            REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (814) 665-5042

               SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                 NAME OF EACH EXCHANGE ON

            TITLE OF EACH CLASS                             WHICH REGISTERED
-------------------------------------------    -------------------------------------------
                   None                                           None

               SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                           COMMON CAPITAL STOCK, $.05 PAR VALUE
------------------------------------------------------------------------------------------
                                     (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

     Aggregate market value of voting stock held by non-affiliates of the registrant at June 26, 2000. (For the sole purpose of making this calculation, the term "non-affiliate" has been interpreted to exclude directors and executive officers of the Company. Such interpretation is not intended to be, and should not be construed to be, an admission of the Company that such directors and executive officers of the Company are "affiliates" of Centrum Industries, Inc. as that term is defined under the Securities Act of 1934, computed by reference to the closing price of $.25 in the over the counter market on the Bulletin Board on June 26, 2000) was approximately $1,905,690.

     Number of shares outstanding of common stock, $.05 par value, as of June 26, 2000: 8,486,001
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            CENTRUM INDUSTRIES, INC.

                           ANNUAL REPORT ON FORM 10-K
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000

                               TABLE OF CONTENTS

                                                                               PAGE
                                                                               ----
PART I
Item 1.        Business....................................................      3
Item 2.        Properties..................................................      8
Item 3.        Legal Proceedings...........................................      9
Item 4.        Submission of Matters to a Vote of Security Holders.........     10
PART II
Item 5.        Market for Centrum's Common Stock and Related Stockholder
               Matters.....................................................     11
Item 6.        Selected Financial Data.....................................     12
Item 7.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations...................................     12
Item 7(A).     Quantitative and Qualitative Disclosures About Market
               Risk........................................................
Item 8.        Financial Statements and Supplementary Data.................     26
Item 9.        Changes in and Disagreements With Accountants on Accounting
               and Financial Disclosure....................................     52
PART III
Item 10.       Executive Officers and Directors of Centrum.................     52
Item 11.       Executive Compensation......................................     54
Item 12.       Security Ownership of Certain Beneficial Owners and
               Management..................................................     58
Item 13.       Certain Relationships and Related Transactions..............     59
PART IV
Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form
               8-K.........................................................     59

THIS ANNUAL REPORT ON FORM 10-K (THE "REPORT") CONTAINS STATEMENTS WHICH CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. (AS USED HEREIN, "CENTRUM" REFERS TO CENTRUM INDUSTRIES, INC, AND THE "COMPANY" REFERS TO CENTRUM INDUSTRIES, INC. AND ITS CONSOLIDATED SUBSIDIARIES.) THESE STATEMENTS APPEAR IN A NUMBER OF PLACES, INCLUDING ITEM 1. "BUSINESS", ITEM 3. "LEGAL PROCEEDINGS" AND ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS". SUCH STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES," "EXPECTS," "MAY", "ESTIMATES," "WILL," "SHOULD," "PLANS" "OPINION" OR "ANTICIPATES" OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY. READERS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND MAY INVOLVE SIGNIFICANT RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. THESE FACTORS INCLUDE THE ABILITY OF MANAGEMENT TO NEGOTIATE AND COMPLETE A NEW SENIOR CREDIT FACILITY AND TO NEGOTIATE A RESOLUTION

OF A DEFAULT UNDER CENTRUM'S INSTITUTIONAL SUBORDINATED DEBT AGREEMENT AND CERTAIN INDEBTEDNESS WITH INDIVIDUAL UNSECURED NOTEHOLDERS, AS EXPLAINED BELOW, AND THE EFFECTIVENESS OF MANAGEMENT'S STRATEGIES AND DECISIONS, GENERAL ECONOMIC AND BUSINESS CONDITIONS, DEVELOPMENTS IN TECHNOLOGY, NEW OR MODIFIED STATUTORY OR REGULATORY REQUIREMENTS AND CHANGING PRICES AND MARKET CONDITIONS. THIS REPORT IDENTIFIES OTHER FACTORS THAT COULD CAUSE SUCH DIFFERENCES. NO ASSURANCE CAN BE GIVEN THAT THESE ARE ALL OF THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO VARY MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS.

                                     PART I

ITEM 1. BUSINESS

(A) GENERAL DEVELOPMENT OF BUSINESS

GENERAL

     Centrum Industries, Inc. is a Delaware holding corporation which owns quality manufacturing companies in the metal forming industry. (As used herein, "Centrum" refers to Centrum Industries, Inc., and the "Company" refers to Centrum Industries, Inc. and its consolidated subsidiaries.) During fiscal 1999, the Company made the strategic decision that the metal forming segment represented the most significant opportunity for future growth and profitability for the Company, and consequently, the Company decided to sell its material handling operations, the other main segment. The material handling segment is comprised of American Handling, Inc. ("AHI") and its subsidiary, Northern Steel Company ("Northern").

     During fiscal 2000, management enlisted the assistance of an investment banker and pursued the sale of the material handling segment. However, a letter of intent to purchase the segment that had been accepted by the Company was withdrawn by the prospective buyer during the fourth quarter of fiscal 2000. As a result of this and due to the deteriorating operating performance of the segment, which in turn caused the entire Company to experience cash flow problems, the decisions were made to close the operations of the segment during the fourth quarter of fiscal 2000. As of the filing date of this Report, the liquidation of the material handling segment's assets is substantially complete, except for continued collection of accounts receivable. Proceeds from the liquidation of the material handling segment's assets have been applied to AHI and Northern's indebtedness under the senior revolving credit facility. The shortfall of approximately $2.0 million has been funded by Centrum's remaining operating subsidiaries that are parties to the loan agreement. The results of operations for the material handling segment coupled with a one-time charge primarily for the impairment of assets are included in the $9.9 million loss from discontinued operations recorded in the financial statements included in
Item 8. (also see "MANAGEMENT'S DISCUSSION AND ANALYSIS, "Discontinued Operations -- Material Handling Segment and Other").

     At March 31, 2000, the material handling segment had approximately $3.8 million in unsecured trade accounts payable. Because the liquidation proceeds were not sufficient to cover the material handling segment's indebtedness under the senior revolving credit facility, there were no excess proceeds that could be used to satisfy the material handling segment's unsecured trade creditors. Certain creditors have commenced suits against the material handling segment and Centrum (see "Legal Proceedings"). Centrum believes that it has meritorious defenses, intends to vigorously defend all claims made against it, and does not believe that it has any legal obligation to the unsecured creditors of the material handling segment. However, no assurances regarding the outcome of these proceedings can be given at this time. If the unsecured creditors were to prevail against Centrum, this could have a material adverse effect upon Centrum's financial position, and may have a material adverse effect upon the Company as a whole.

     The closure of the material handling operations, and the resulting effect on the financial position and liquidity of the Company, has also resulted in an event of default under various provisions of the senior credit facility to which the remaining operating subsidiaries are parties, and under Centrum's subordinated debt agreement with three institutional investors. When an event of default exists under the senior credit facility, the lender may, at its discretion, take any one or more of the following actions: reduce the maximum amount of the revolving line of credit; reduce the advance rates on the line of credit that are based on collateral availability; restrict the amount of, or refuse to make, additional loans under the line of credit; terminate the senior credit facility; declare all the senior credit facility obligations immediately due and payable; institute default interest rates; and pursue its rights and remedies under the facility agreement or as provided by law. Under Centrum's agreement with the institutional subordinated debt holders, such holders may, upon an event of default, declare all principal and interest on such debt immediately due and payable, although the rights of such holders are subject to a subordination and standstill agreement with the senior lender. Centrum is also in default on various individual unsecured notes which are further subordinated to the institutional subordinated debt.

     Although the senior creditor, at this time, has only exercised its rights to block the payment of principal and interest on the subordinated debt and for interest penalties under the event of default discussed above, the Company is aggressively pursuing a refinancing of the entire senior credit facility. At the date of the filing of this Report, the Company is in receipt of a loan approval upon acceptable terms from a qualified lender and management expects, although no assurances can be given, to close this new loan facility with the qualified lender in the very near future. After funding the new facility, management intends to negotiate a resolution of the default under the institutional subordinated debt facility.

     In the midst of this situation, Centrum and its metal forming operation have aggressively pursued additional strategies to improve cash flow. Strategies that were implemented during the fourth quarter of fiscal 2000 include a company-wide program to reduce annual costs by $1.7 million at both the metal forming and corporate segments, along with the sale of any "non-core" operations, i.e., any operations that are not part of or necessary to the metal forming segment. The cost reduction program includes reductions in personnel and benefits, along with elimination of Centrum board fees and reductions in executive salaries and perquisites. The Company also completed the sale of substantially all the assets of a non-core operating subsidiary, Micafil, Inc., which comprised its motor production segment, on June 15, 2000 for approximately $1.5 million. Proceeds from the sale of these operations, less the required escrow, were primarily used to repay senior debt, with the remainder being used for working capital.

     Management believes that the strategies identified above, which include refinancing of the senior debt, implementation of aggressive cost reduction programs and the sale of non-core operations, will result in restoring liquidity to Centrum and the metal forming segment. At this time, the only component of the liquidity plan outlined above yet to be implemented is the funding of the new senior credit facility. Management believes this will be successfully concluded, however, no assurances can be given at this time. In addition, should the Company not be able to close the proposed senior refinancing, the current senior lender will still have all of its default remedies available. And, if the current senior lender declared all borrowings under the senior credit facility immediately due and payable, such declaration would have a material adverse effect upon the financial position of the Company.

     Although liquidity has been affected by the events discussed above, the Company believes that the metal forming segment can significantly add to enterprise value. For this reason, the Company's strategy is to enhance the overall value of its metal forming segment primarily through complementary strategic business combinations as well as internal growth. The segment maintains significant capital and technological barriers to entry. The Company seeks to merge with businesses whose profitability can be improved through integration with the metal forming operations. Strategic combination with other businesses in the metal forming industry is the new cornerstone of the Company's strategy to enhance shareholder value and liquidity.

(B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     Information relating to the amounts of revenue, operating profit or loss and identifiable assets attributable to each of the Company's industry segments for 1998-2000 is included in Note 14 to the Consolidated Financial Statements presented in Item 8 of this report. (In this document, years reflect the fiscal year ended March 31, unless otherwise noted.)

(C) NARRATIVE DESCRIPTION OF THE BUSINESS

CONTINUING OPERATIONS

METAL FORMING OPERATIONS

     The largest subsidiary of Centrum is McInnes Steel Company and its subsidiaries (McInnes Steel). McInnes Steel was acquired in March 1996 and comprises the metal forming operations. McInnes Steel operates four metal forming facilities: McInnes Steel Company -- Corry (MSC), McInnes Rolled
Rings -- Erie (MRR-Erie), McInnes Rolled Rings -- Memphis (MRR-Memphis), formerly Taylor Forge Company, acquired on June 4, 1997, and Erie Bronze & Aluminum Company (EBA). Cross utilization of equipment, materials and personnel is an important operational strategy of the segment. The capabilities of each facility are utilized as needed to assist the other facilities in producing the highest quality products.

Products and Markets

     The metal forming operations produce specialty steel forgings, steel seamless rolled rings, and nonferrous castings used in a variety of industries.

     MSC is located in Northwestern Pennsylvania and produces specialty steel forgings, primarily utilizing an open-die forging manufacturing process. Open-die forging is the process of compressing heated metal into a desired shape using a press or hammer without completely enclosing the metal within the die. The forgings can range in sizes up to 45,000 lbs. MSC also has heat treat capabilities which are used to refine the microstructures and mechanical properties of the metal. The forgings are then semi-finish machined, tested both destructively and non-destructively, and certified to customer specifications. Specialty steel forgings are used in many applications; however, MSC primarily provides its products to the power generation, compressor, oil and gas, and bearing industries. MSC acquired new state of the art CNC machine tools during 1999 in order to support growth in the power generation market. There are numerous domestic and foreign competitors in the specialty steel forging industry, however, Patriot Forge and FOMAS S.p.A. are the main competitors in the commercial power generation market. MSC has achieved the International Standards Organization ("ISO") 9002 Certification and management believes that its commitment to excellence in quality will help MSC maintain a competitive edge in the market place.

     MRR-Erie and MRR-Memphis produce forged steel seamless rolled rings from 4 inches to 160 inches, in weights from 10 to 11,000 pounds. This is an open-die forging process where a seamless rolled ring is produced by piercing a hole in a heated pre-formed round of metal and then rolling the pre-form on a radial-axial ring mill to customer specifications. The rings are produced in various cross sections and steel grades, including carbon, alloy, and stainless material, and can be provided in a rough forged or machined condition. Rolled rings are sold to bearing, off-road construction equipment manufacturers, oil and gas, mining and specialty machine manufacturers. There are numerous domestic and foreign competitors in the rolled ring industry; however, F.R.I.S.A., in Mexico, and Ovako-Ajax, Inc. and Scot Forge in the United States are the main competitors in the industry. MRR-Erie is recognized as an industry leader in quality, price and delivery. This is due to the design of the MRR-Erie facility, which is a state of the art, fully automated seamless ring rolling mill. MRR-Memphis is competitive in the 70 to 160 inch rolled ring market. MRR-Memphis was purchased in June of 1997 in order to complement the MRR-Erie facility in the larger ring size market. The combined MRR facilities have products which serve the needs of over 90% of its target markets and represent one of the largest suppliers in the industry.

     EBA produces nonferrous castings for the glass container and pump and valve industries. EBA is recognized worldwide as a leading producer of high quality bronze castings for the glass container industry. This specialized technology allows glass manufacturers to significantly enhance production efficiencies on bottle lines. EBA's ability to produce castings ranging in size from one ounce to 1,000 pounds in either bronze or aluminum makes it a preferred provider to many of its customers. EBA is one of two primary suppliers to the domestic and Canadian glass bottle mold producers, the other being Ross Mould, Inc. EBA has also recently developed the capacity to produce stainless steel castings for pressware and valve applications. An in-house captive machine shop enhances EBA's full service capabilities by producing semi-machined components for EBA's customers in the glass container industry.

Sales

     The products of the metal forming operations are marketed primarily through an internal sales force in combination with selected usage of outside manufacturers representatives. The segment sells its products both domestically and internationally. Approximately 95% of the segment's sales are made domestically, however, the segment's customers are primarily OEM's whose production is directly affected by worldwide demand. The metal forming operations sales are subject to slight seasonal fluctuations and quality, service, delivery and price are decisive competitive factors.

     Lack of global demand in such industries as construction, mining and aircraft along with depressed conditions in the oil and gas industry have had an adverse effect on domestic forging demand during fiscal 1999 and 2000. As a result of these conditions, markets supplied by this segment such as oil and gas, bearing, and compressor manufacturers experienced a pronounced slow down in order volume during the second half of fiscal 1999 and first half of fiscal 2000. Forging industry revenues during fiscal 2000 were down by as much as 20% when compared to the comparable prior year period as published by the Forging Industry Association. These conditions are being somewhat offset by renewed demand in domestic power generation markets. Recurring "brown-outs" in the United States during the summer of 1998 and 1999 coupled with deregulation in the electric utility industry have resulted in a significant acceleration of planned capacity additions of gas turbine and steam turbine power generators in the domestic electric utility industry. This has created demand for the metal forming companies that will help to offset the reductions in other markets. In addition, fiscal 2001 has begun with improved global demand in the gearing, construction, mining and aircraft markets.

     Sales during 2000 to General Electric Company (GE) were 15% of net sales on a consolidated basis. No other customer exceeds 10% of the consolidated or metal forming operations segment sales. Approximately one-half to three quarters of the metal forming operations segment customers provide repeat business and customers are billed for the products upon shipment.

     Backlog at this segment was $14.2 million at April 30, 2000 as compared to $15.3 million at April 30, 1999 or a reduction of approximately 7%. GE, the Company's largest power generation customer, accounts for approximately 21% of total backlogs. This is a decrease from approximately 41% in the prior year and comes as a result of renewed demand in other markets experienced during the beginning of fiscal 2001. Although the segment is becoming less dependent, loss of this customer could have an adverse impact on the Company.

Raw Materials

     The primary raw material of the metal forming operations is steel, which is purchased from regional, national and international suppliers. There are no long-term contracts for the purchase of steel. The raw material supplies have been and are expected to remain sufficiently abundant to support operations. The metal forming operations require maintaining a stock inventory of raw materials due to the variety of its products and customer lead-time requirements.

     Energy is a significant requirement in the metal forming operations and energy is required to forge and heat treat the product. Natural gas and electricity are the main sources of energy. Supplies of natural gas and electricity have been sufficient and are expected to remain at adequate levels. Deregulation in the electric utility industry has assisted in keeping electricity costs stable. The cost of natural gas has increased during calendar 2000. The segment typically negotiates its natural gas contracts on an annual or semi-annual basis. If natural gas costs remain higher than average throughout fiscal 2001, this could have an effect on these negotiations.

Employees

     At April 30, 2000 the metal forming operations had 277 employees, a reduction from 298 in the previous fiscal year. Approximately 152 employees are covered by three separate collective bargaining agreements which expire during the fiscal year ending March 31, 2003. As previously discussed, management undertook a Company-wide cost reduction program during fiscal 2000 which resulted in the reduction in the size of the workforce at the metal forming operations. Management believes that it has good relations with its employees.

CORPORATE

     Activities within these operations are confined to Centrum and consist primarily of corporate administrative expenses and interest on Centrum's debt.

DISCONTINUED OPERATIONS

MATERIAL HANDLING

     The material handling segment contained American Handling, Inc. (AHI) and Northern Steel Company (Northern) which was acquired during fiscal 1998. As a result of management's decision during fiscal 1999 to concentrate the Company's resources on the metal forming segment, and the Company's subsequent inability to sell the segment, the decision was made during the fourth quarter of fiscal 2000 to close these operations. The segment has been classified as discontinued operations in the Consolidated Financial Statements since fiscal 1999. This segment formerly consisted of companies that offered material handling systems and components to businesses with warehouse and distribution facilities. As of the time of this filing, there are no longer any employees or business activities conducted by this segment.

Motor Production

     The motor production segment contained Micafil, Inc. ("Micafil") which designs and manufactures armature and stator winding machines and production systems for small fractional horsepower electric motors used primarily in the automotive and consumer durable goods markets. These operations were committed to sale during the fourth quarter and subsequently sold by the Company during the first quarter of fiscal 2001.

(D) COMPLIANCE WITH ENVIRONMENTAL REGULATIONS

     The Company is subject to federal, state and local provisions dealing with the protection of the environment. The metal forming segment is involved in certain regulatory proceedings involving environmental matters which are incorporated by reference from Note 11 to the Consolidated Financial Statements contained in Item 8 hereof.

     Expenditures related to the environmental regulatory matters were not material for fiscal 2000 and are not anticipated to exceed $100,000 for fiscal 2001. Based upon historical experience and information currently available, the Company does not expect compliance with environmental regulations to have a material adverse effect on the Company's operations, capital expenditures, earnings, competitive position or liquidity.

ITEM 2. PROPERTIES

     The Company's principal facilities are set forth in the table below:

       LOCATION                                    USE                             LEASED/OWNED
       --------                                    ---                             ------------
METAL FORMING OPERATIONS
Corry, Pennsylvania       Administration/Sales Office Production/Warehousing       Owned
Fairview, Pennsylvania    Administration/Sales Office Production/Warehousing       Owned
Memphis, Tennessee        Administration/Sales Office Production                   Owned
Erie, Pennsylvania        Administration/Sales Office Production                   Owned
OTHER
Medina County, Ohio       Oil & Gas Exploration                                    Leased (1)
Englewood, Ohio           Administration/Sales Office Production/Warehousing       Owned

-------------------------
     The owned properties located in Pennsylvania, Tennessee, and Ohio secure senior debt and industrial development financing. Details of the encumbrances are incorporated by reference from Note 7 and Note 8 to the Consolidated Financial Statements contained in Item 8 hereof.

     The manufacturing facilities are well maintained and are suitable for the Company's current and anticipated needs. The facilities are operating at capacities which range from approximately 50% to 70%.

(1) Represents mineral rights.

ITEM 3. LEGAL PROCEEDINGS

     On March 31, 1992, USEPA issued a CERCLA Section 106 unilateral administrative order ("Section 106 order") to EBA and most other PRPs relating to the Millcreek site. The Section 106 order required the named PRPs to perform soil cap remediation work at the Millcreek site. The PRPs have submitted their work plan, which has been approved by the government and construction has begun during 2000. Additional details involving environmental matters are incorporated by reference from Note 11 to the Consolidated Financial Statements contained in
Item 8 hereof.

     In connection with the closure of the material handling segment (see Part I, Item 1, "Business," above), the subsidiaries comprising such segment (i.e., AHI and its subsidiary, Northern) have been sued as of the date of this Report by certain unsecured creditors in various courts. The Company currently estimates that there is a total of $3.8 million that is outstanding with the unsecured creditors of the material handling segment. Approximately $2 million of this amount is owed by Northern, and approximately $1.8 million is owed by AHI. As more fully explained above, the assets of the material handling segment have been substantially liquidated, and all proceeds have been paid to the senior lender of Northern and AHI and applied to their indebtedness. On June 6, 2000, an involuntary bankruptcy petition was filed against Northern in United States Bankruptcy Court for the Northern District of California by three of its unsecured creditors. Northern is continuing to evaluate the effects of the automatic stay on pending litigation and whether the petition was filed in the proper court. Northern does not plan to contest its insolvency. The Company does not believe that the filing of this involuntary bankruptcy petition affects in any material respect its estimation of the amount that is owed by Northern to unsecured creditors.

     In the foregoing lawsuits brought against Northern, AHI, or both of them, Centrum has been named as a party in 4 of these lawsuits. The aggregate amount set forth in the complaints naming Centrum as a party is approximately $942,000. None of these lawsuits bases its claim against Centrum on any contractual relationship between Centrum and such creditor. Centrum believes that it has meritorious defenses against these lawsuits, intends to vigorously defend all claims made against it, and does not believe that it has any legal obligation to the unsecured creditors of the material handling segment.

     The metal forming operations are involved in litigation arising out of the normal course of business activities. None of these legal proceedings including the regulatory proceedings discussed above are expected to have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the annual meeting of shareholders held on January 12, 2000 the following proposal was voted upon by the shareholders:

     The election of eight (8) directors to serve a one (1) year term or until their successor shall have been appointed and qualified.

                                                                       NUMBER OF SHARES
                                                                -------------------------------
                                                                   FOR       AGAINST    ABSTAIN
                                                                ---------    -------    -------
George H. Wells.............................................    4,320,067    184,531     59,430
Robert J. Fulton............................................    4,254,430    190,531    119,067
David L. Hart...............................................    4,300,930    190,431     72,667
Wilfred E. Herring..........................................    4,339,082    154,279     70,667
Richard C. Klaffky..........................................    4,317,528    175,833     70,667
Mervyn H. Manning...........................................    4,309,528    181,833     72,667
David R. Schroder...........................................    4,309,728    181,633     72,667
Thomas E. Seiple............................................    4,302,930    190,431     70,667

                                    PART II

ITEM 5. MARKET FOR CENTRUM'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded over the counter on the Bulletin Board under the symbol CIII.

     The following table presents the quarterly high and low selling price in the over the counter market.

                                                                HIGH      LOW
                                                                -----    -----
2000:
  Quarter ended June 30, 1999...............................    $1.31    $ .78
  Quarter ended September 30, 1999..........................     1.13      .50
  Quarter ended December 31, 1999...........................      .94      .38
  Quarter ended March 31, 2000..............................      .56      .31

                                                                HIGH      LOW
                                                                -----    -----
1999:
  Quarter ended June 30, 1998...............................    $3.00    $1.50
  Quarter ended September 30, 1998..........................     3.03     1.88
  Quarter ended December 31, 1998...........................     1.75      .88
  Quarter ended March 31, 1999..............................     1.19      .65

     As of June 25, 2000, there are approximately 1,000 shareholders of record. Shareholders are entitled to receive dividends when and as declared by the Board of Directors. However, Centrum has never paid a dividend, and does not anticipate payment of any dividends in the foreseeable future. Furthermore, any proposed dividends must be approved, in advance, by both the holders of the institutional subordinated debt and the senior lender.

ITEM 6. SELECTED FINANCIAL DATA

     The following five year selected financial data should be read in conjunction with the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations that appear elsewhere in this report.

                                              AS OF AND FOR THE YEARS ENDED MARCH 31,
                              -----------------------------------------------------------------------
                                 2000           1999          1998(B)         1997          1996(A)
                              -----------    -----------    -----------    -----------    -----------
SUMMARY OF OPERATIONS:
Net sales.................    $44,755,654    $48,520,403    $52,025,186    $46,638,620    $ 2,539,899
Other expense.............     (2,683,377)    (2,853,132)    (2,755,503)    (1,543,507)       540,450
Income (loss) from
  continuing operations
  before income taxes.....    $(2,023,587)   $(2,887,118)   $   712,937    $ 1,493,027    $   161,121
Income taxes..............      3,204,723     (1,605,947)       234,556       (698,892)        34,440
                              -----------    -----------    -----------    -----------    -----------
Income (loss) from
  continuing operations...    $(5,228,310)   $(1,281,170)   $   478,381    $ 2,191,919    $   126,681
                              ===========    ===========    ===========    ===========    ===========
PER SHARE DATA:
Income (loss) from
  continuing operations --
  Basic...................    $      (.62)   $      (.15)   $       .06    $       .25    $       .02
Income (loss) from
  continuing operations --
  diluted.................    $      (.62)   $      (.15)   $       .06    $       .25    $       .02
FINANCIAL POSITION:
Total assets..............    $36,457,008    $46,748,742    $45,098,825    $38,334,886    $35,225,987
Long-term liabilities.....      2,100,557     17,838,362      9,565,121     11,267,574     12,459,079
Total Liabilities.........     44,603,955     39,765,277     34,974,523     30,069,848     31,642,995
Net Worth.................     (8,146,947)     6,983,469     10,124,302      8,265,038      3,582,992

-------------------------
(A) On March 8, 1996, McInnes Steel Company was purchased through a subsidiary merger. This transaction was accounted for as a purchase and its operations have been included in the consolidated financial statements since that date. McInnes had net sales of $2,539,899 and income from continuing operations of $70,141 for the period from March 8, 1996 to March 31, 1996.

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

     During the five year period ending March 31, 2000 no dividends were declared or paid.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This Report contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. (As used herein, "Centrum" refers to Centrum Industries, Inc. and the "Company" refers to Centrum Industries, Inc. and its consolidated subsidiaries.) These statements appear in a number of places, including Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations". Such

Statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "estimates", "will", "should", "plans", "opinions", "feels", "intends" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include the ability of management to negotiate and complete a new senior credit facility and to negotiate a resolution of the default under Centrum's institutional subordinated debt agreement, and certain indebtedness with individual unsecured noteholders, the effectiveness of management's strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements and changing prices and market conditions. This Report identifies other factors that could cause such differences. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

     The following discussion of the Company's results of operations should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto. As used herein "Centrum" refers to Centrum Industries, Inc., and the "Company" refers to Centrum Industries Inc. and its consolidated subsidiaries.

BASIS OF FINANCIAL STATEMENTS

     During fiscal 2000, a decision was made to cease operations in the material handling segment which consists of the operations of American Handling, Inc.
(AHI) and Northern Steel Company (Northern). The Company closed the operations before the end of the first quarter of fiscal 2001. Accordingly, a net liability for closure of the discontinued segment has been recorded and the related operating results have been classified as discontinued operations in the Consolidated Financial Statements for all periods presented. As a part of its liquidity plan, Centrum and the metal forming operations also committed to an annualized $1.7 million cost reduction program along with the disposal of certain non-core operations. As a result, the operations which comprise the motor production segment were sold during the first quarter of fiscal 2001 and are also discussed in the Discontinued Operations section. Continuing Operations now consist of Centrum and the metal forming segment. The Company recorded a loss from these discontinued operations of $9.9 million in fiscal 2000. The components of this net loss are discussed further under the caption "Discontinued Operations".

YEAR ENDED MARCH 31, 2000 COMPARED TO MARCH 31, 1999

CONTINUING OPERATIONS

OVERVIEW

     Centrum is a holding company that owns metal forming operations that have strong niche positions. Centrum's plan is to enhance the overall value of its metal forming operations through a combination of increased market penetration and complementary strategic business combinations. Revenues in the metal forming operations are affected by worldwide demand in the power generation, compressor, mining, construction equipment, aerospace and oil and gas industries.

     The metal forming segment was established on March 8, 1996 with the acquisition of McInnes Steel Company (McInnes), and consists of steel open die forging, nonferrous casting and seamless rolled ring operations. McInnes Rolled Rings -- Memphis (MRR-Memphis), formerly known as Taylor Forge Company, was acquired on June 4, 1997 to expand this segment and is included in the results of operations since the acquisition date. Centrum's corporate office which is included in these results functions to oversee various administrative operations and to pursue future strategic opportunities.

Consolidated Results

     Please see the metal forming section that follows for a detailed discussion of changes in consolidated revenues and gross margins since the consolidated results through this level are only comprised of the continuing metal forming operations. SG&A as a percentage of sales fell to $5.9 million or 13.3% of sales in fiscal 2000 as compared to $8.0 million or 16.5% in the prior year. This reduction of approximately $2.1 million or 26.3%, however, includes approximately $1.2 million in non-recurring charges in the prior year results. The net SG&A reduction is approximately $900,000 which was achieved by further aggressive cost reductions on the part of Centrum and its metal forming operations in the midst of slow conditions in the markets served. As a direct result of these SG&A cost reductions, operating margins improved to $660,000 or 1.5% in the current year as compared to an operating loss of $34,000 or .1% in fiscal 1999.

     As a result of the items discussed above, the pretax loss from continuing operations decreased to $2.0 million in fiscal 2000 from $2.9 million in the prior year. However, fiscal 1999 also includes a one-time charge of $210,000 to miscellaneous expense in order to reflect the write-off of certain acquisition costs associated with a potential transaction that was not completed.

     The current year provision for income taxes reflects a tax expense rate of (159%) as compared to a fiscal 1999 tax benefit rate of 56%. The current year tax expense is caused by events that occurred during the fourth quarter of fiscal 2000; primarily the continued losses in the metal forming operations and the closure of the material handling segment. These events have created uncertainty as to whether the continuing operations will realize the benefit of the net operating loss carryforwards ("NOLs") attributable to them for federal income tax purposes. The economic benefit of these NOLs has been previously recorded as a deferred tax asset on the Company's Consolidated Balance Sheet and was classified in Other Assets. As of March 31, 2000 this deferred tax asset was recorded on the balance sheet, however, because of the uncertainties discussed above, a corresponding valuation reserve relating to this asset was recorded. The recording of the valuation reserve during the fourth quarter is the primary component of the $3.2 million in current year tax expense. In addition, this valuation reserve is for book purposes only, and, in no way affects the Company's rights to use these NOLs for federal income tax purposes in the future. Total estimated federal NOLs attributable to Continuing Operations at the end of fiscal 2000 is $13.5 million.

     The Company also recorded an extraordinary charge of $295,000, net of taxes in fiscal 1999. The extraordinary item relates to the refinancing of the Company's senior debt during the fourth quarter of fiscal 1999. The extraordinary item consists of costs associated with the closing of the previous senior debt facility, the write-off of intangible assets associated with the facility and professional fees.

     Results for the individual segments follow.

METAL FORMING OPERATIONS

     Domestic demand in the metal forming operations has been adversely affected by depressed conditions in global capital equipment markets and the domestic oil and gas industry. Customers supplied by this segment in such industries as oil and gas, bearing, compressor, and construction equipment, experienced a pronounced reduction in order volume during the second half of fiscal 1999 which persisted into the third quarter of fiscal 2000. Although the price of crude oil has recovered to its highest levels in nearly 10 years, the North American Oil Rig Count, as published by Baker Hughes, after staging a dramatic recovery in 2000, is still approximately 25% below the levels attained in 1998. As a result of these factors, industry revenues during the last calendar year were down nearly 20% when compared to the comparable prior year period as published by the Forging Industry Association. Sales in the metal forming operations were $44.8 million in fiscal 2000 as compared to $48.5 million in the prior year reflecting a reduction of $3.7 million or 7.6% which is less than half of the reduction experienced by the forging industry.

     Global demand has begun to improve during the fourth quarter of fiscal 2000 as the segment has realized the benefit of renewed order activity from such markets as bearing, construction equipment and power generation. Recurring "brown-outs" in the United States during the summer of 1998 and 1999 coupled with deregulation in the electric utility industry has resulted in a significant acceleration in planned capacity additions of gas turbine and steam turbine power generators by domestic utilities. General Electric, the Company's largest power generation customer, has reported a 71% increase in order volume during calendar 2000 and early orders for calendar 2001 indicate a 112% growth rate in production.

     Gross margin for the segment fell to 14.8% in fiscal 2000 from 16.5% in the prior year. This reduction in margin is primarily attributable to the reduction in revenues discussed above, an increase in depreciation expense during the year, and continued pricing pressure in a slow marketplace.

     SG&A expenses fell to $5.3 million or 11.9% of sales from $7 million or 14.4% in the prior year. However, the prior year SG&A included approximately $1.2 million in non-recurring charges for severance, bad debts and insurance reserves. Adjusted for these non-recurring items, SG&A in the prior year was approximately $5.8 million or 12% of sales. SG&A was decreased by approximately $500,000 as management continued to implement cost reductions in this area in response to the declining revenues discussed above.

     Operating income for the segment increased to $1.3 million from $1.0 million in the prior year as a result of the improved performance in SG&A as discussed above. Operating income as a percentage of sales improved to 2.9% in the current year from 2.0% in the prior year. The pretax loss for the segment realized the benefit of the improved operating income and was reduced to a $900,000 loss in the current year from a $1.1 million loss in the prior year.

     During the first half of fiscal 2001, the Company expects operating profits to realize the benefit of a recovery in revenues as a result of increased demand in the domestic power generation markets and improved worldwide demand for capital goods. Although the segment has begun to experience improved bookings as a result of these factors, management feels that it is still too early to forecast whether these conditions will persist into the second half of fiscal 2001. Operating margins will also improve during the first half benefited by recovering revenues and reductions in operating and SG&A costs initiated in conjunction with the segment's $1.6 million annual allocable share of the Company wide $1.7 million cost reduction program implemented during the fourth quarter.

     The cost reduction program includes personnel and benefit reductions, accompanied by reductions in both executive salaries and perquisites. In addition, certain operations within the segment were consolidated with other locations in order to reduce costs. Management believes that these factors will result in a return to pretax profitability for the segment during the first half of fiscal 2001.

CORPORATE

     The pretax loss in this segment decreased to $1.1 million in the current fiscal year as compared to $1.9 million in the prior year as a result of cost reductions implemented during the fourth quarter of fiscal 1999. Additional cost reductions totaling approximately $100,000 were implemented during the fourth quarter of fiscal 2000 consisting primarily of reductions in board fees and executive salaries and perquisites in conjunction with the $1.7 million Company wide cost reduction program.

DISCONTINUED OPERATIONS

MATERIAL HANDLING SEGMENT

     The Material Handling Segment consists of the operations of American Handling, Inc. (AHI) and its wholly-owned subsidiary Northern Steel Company (Northern). During fiscal 1999, the Company committed to a plan to sell these businesses together. After two consecutive quarters of profitability for the segment during the first half of fiscal 2000, Management enlisted the assistance of an investment banking firm and embarked on the sale process for the segment. Letters of intent to purchase the segment were received from two qualified buyers during the month of December 1999. However, subsequent to December 31, 1999, the letter of intent dated January 10, 2000, that had been accepted by AHI, was withdrawn by the prospective buyer due to deteriorating operating performance at the segment.

     As a result of this, in February 2000, Management concluded that Northern was no longer a marketable or viable business. In addition, Northern's poor operating performance had an adverse impact on the entire Company, causing the Company to suffer cash flow problems, and, as a result, the Company, including the companies of the metal forming segment were not within payment terms with trade creditors. Although the Company continued to make payments under its senior debt obligations, the Company was not in compliance with financial covenants. Therefore, the management of the material handling segment determined that the Northern operations would be closed. This involved the closing of two warehouse locations, the termination of approximately 22 employees, and the cessation of work on pending projects. The Northern employees were notified of the termination of operations on February 10, 2000. In addition, after reviewing strategic alternatives for AHI, management determined that because of the liquidity constraints on AHI caused by Northern and significantly reduced backlog levels, AHI was also no longer a marketable or viable business and would be closed. This involved the closing of one facility and the termination of approximately 49 employees. AHI's operations were gradually phased out beginning in March 2000, and work on pending projects was terminated. AHI ceased to operate on June 15, 2000.

     Although the segment was able to attain profitability during the first half of fiscal 2000, several factors contributed to the rapid decline in operating performance during the second half. Management's plans to enter other sectors of the material handling marketplace, although initially productive, were not successful in the long-term due to the competitive nature of the material handling marketplace and difficulties inherent in developing competitive, yet profitable, bids on large-scale projects. The strategy to utilize Northern's presence to enter the west coast market deteriorated as Northern's position in the marketplace weakened. In addition, management's need to focus on the sale of the businesses also conflicted with the need to manage the operations in an extremely competitive marketplace.

     Collections of trade receivables and proceeds from the liquidation of inventories and other assets were applied towards the segment's indebtedness under the senior revolving credit facility. However, currently, it is not anticipated that these liquidation proceeds will be sufficient to satisfy this indebtedness. The shortfall in the senior credit facility has been funded through the Company's remaining operations in accordance with the senior credit facility loan document. The shortfall to the secured lender after application of liquidation proceeds is estimated to be approximately $2.0 million. Because the liquidation proceeds were not sufficient to cover the segment's indebtedness under the senior revolving credit facility to which Centrum's operating subsidiaries are parties, there were no excess proceeds that could be used to satisfy the segment's unsecured trade creditors. At March 31, 2000, the segment had approximately $3.8 million in unsecured trade accounts payable. Certain creditors have commenced suits (see "Legal Matters" below).

     A one-time after tax charge of approximately $7.9 million has been recorded for impairment of assets and additional liabilities at the material handling segment as a result of the closure of these facilities. The primary components of the charge are $3 million for the write down of current assets and fixed assets to net realizable value, $3 million for the write down of goodwill and intangible assets, $1 million related to the write down of tax assets, and $900,000 for accrued liabilities associated with the closure. On the balance sheet, a net liability in the amount of $4 million related to the costs of closing the material handling segment operations has been recorded based upon current estimates. The primary component of the liability for discontinued operations is trade accounts payable of $3.8 million. Although management believes that Centrum will not be held legally responsible for the unsecured liabilities of AHI and Northern, the trade accounts payable must remain on the subsidiaries' balance sheet in accordance with Generally Accepted Accounting Principles ("GAAP") until properly discharged by the creditor or in bankruptcy. As a result of the preceding items, and including a $1.0 million loss from operations, the segment recorded an $8.9 million net loss in fiscal 2000 compared to a $1.7 million net loss in the prior year. This loss has been classified as Discontinued Operations on the accompanying Consolidated Statement of Operations.

Motor Production Segment

     The total loss from discontinued operations also includes a pretax loss of $1 million from Micafil, Inc. ("Micafil") whose operations comprise this segment was committed to disposal on March 31, 2000 and was subsequently sold on June 15, 2000. Micafil's net loss includes the write-down of approximately $600,000 in deferred tax assets that will not be realized on the disposal. The net assets of this business unit were sold for approximately $1.5 million, including required escrow, and the proceeds of this sale were used to repay obligations under the senior credit facility.

YEAR ENDED MARCH 31, 1999 COMPARED TO MARCH 31, 1998

CONTINUING OPERATIONS

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

     The current year provision for income taxes reflects a tax benefit rate of 44% as compared to a fiscal 1998 tax provision rate of (33%). The current year tax benefit rate primarily results from the creation of federal and state Net Operating Loss ("NOL") carryforwards. In addition, during 1999, management recorded an $827,000 credit to deferred income expense. The credit to the deferred income tax provision was to reduce the existing valuation allowance and was based on new information regarding certain federal net operating loss carryforwards (NOLs). This information reduced the level of uncertainties with respect to a portion of these NOLs whereby management concluded that it was more likely than not that the Company would realize these benefits.

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

Corporate

     Pretax loss in this segment increased to $1.8 million in the current fiscal year as compared to $1.6 million in the prior year as a result of a one time charge of $210,000 to write off certain acquisition costs. Also, during 1999, Centrum closed its corporate office in Toledo, Ohio and relocated these operations to the metal forming headquarters in Corry, Pennsylvania as a direct result of its commitment to the metal forming operations.

DISCONTINUED OPERATIONS

Material Handling Segment

     As mentioned above, the Company committed to a formal plan to sell the operations that comprise the material handling segment. The sale of AHI and Northern had been projected to close before the end of the third quarter of fiscal 2000. For this reason, the net assets of the segment had been classified as "held for sale" and the operating results had been classified as discontinued operations in the Consolidated Financial Statements for all periods presented.

     Revenue in the material handling segment increased by $4.4 million or 20.3% to $26.2 million in fiscal 1999 as compared to $21.8 million in the prior year. However, excluding the acquisition of Northern, revenues at the segment decreased by 22.2% or $3.6 million during fiscal 1999. Revenues deteriorated primarily because of lack of demand in the automotive aftermarket for material handling systems. As a result of this, management focused intensely on the development of new sections of the material handling market during fiscal 1999. Orders were received from such new sectors as construction, industrial supplies, medical products and printing. In addition, margin levels in these growing sectors have improved when compared to the traditional automotive aftermarket. Backlogs for the segment increased from $4.4 million in the prior year to $11.1 million primarily as a result of the penetration of these new markets.

     Gross margins for the segment fell to 20.7% in fiscal 1999 from 22.6% in the prior year. The primary cause of the reduction in margin was the inclusion of Northern in a full year of operations. Excluding Northern, margins at the segment improved to 23.2% in fiscal 1999 as compared to 20.7% in the prior year. The prior year margins were impacted by the underperformance of a $6 million project for the segment which represented an entry into a new market. The current year margin rate of 23.2% represents a return to more historical levels. Margins at Northern were 18.3% for the current year. These margin levels are consistent with other material handling distributors. Management's strategy was to use Northern as an entry into the west coast markets for the segment's higher margin system design products.

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

Motor Production Segment

     Revenues decreased to $3.8 million during fiscal 1999 from $5.1 million in the prior year or a reduction of $1.3 million or 25.8%. This reduction is primarily a result of a shift in product mix from larger orders for complete production lines to small orders for replacement parts or individual winders. The gross margin for the segment fell to 23.1% during fiscal 1999 from 24.7% in the prior year primarily as a result of the revenue weakness discussed above. As a result of these factors, operating income fell to $216,000 or 5.7% in the current year as opposed to $424,000 or 8.4% in the prior year.

                        LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES CASH FLOW

YEAR ENDED MARCH 31, 2000

     Although the Company experienced a $15.1 million net loss during fiscal 2000, operations still provided approximately $40,000 in cashflow. This resulted primarily from several large non-cash components, or offsets to the net loss. The negative operating cashflow impact of the net loss was offset by the effect of approximately $9.9 million in non-cash changes in assets which included; $2.1 million in depreciation and amortization expense, $3.0 million to write down impaired intangibles at the discontinued operations, and $4.8 million primarily reflecting the effect of valuation reserves recorded in relation to deferred tax assets. The remaining negative operating cashflow triggered by the net loss was offset by the recording of a $3.7 million disposal liability for the discontinued material handling operations along with changes in current assets and current liabilities including a $1.0 million increase in accounts payable. The $1.0 million in cash provided by accounts payable relates to trade creditors of the metal forming segment being extended. One of the main components of the planned refinancing of the senior credit facility is to provide the metal forming companies with sufficient liquidity to bring these creditors back within traditional payment levels.

     Cash provided by operating activities during fiscal 1999 was $3.1 million. The primary sources of cash during fiscal 1999 were reductions in accounts receivable of $2 million and inventories of $1.1 million resulting from management's goals to reduce these balances during the year. In addition, cash was raised through increases in accounts payable of $2.0 million and accrued expenses of $2 million. Management has continued its emphasis on managing payables and accruals to assist in reducing interest expense.

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

FINANCING AND INVESTING ACTIVITIES CASH FLOWS

     To finance acquisitions, capital expenditures, and debt maturities during 2000, 1999 and 1998, Centrum relied upon a combination of proceeds from senior debt and operating cashflow. Operating cashflow of $40,000 was not sufficient to support investing activities of $1.2 million and principal payments on term debt of $1.9 million during fiscal 2000. The remainder of this shortfall was predominately offset by borrowings of $2.4 million under the Company's revolving line of credit facility. During fiscal 1999, the Company refinanced its senior debt with a new lender. Proceeds from the issuance of this debt were sufficient to satisfy the financing and investing activities of the Company. Operating cashflow in fiscal 1998 was sufficient to support the retirement of $2.5 million in term debt coupled with a $1.1 million reduction in the line of credit. During 1998, debt proceeds of $8 million were used to finance acquisitions.

Senior Facility and Institutional Subordinated Debt

     During fiscal 1999 the Company's operating subsidiaries entered into a new senior debt facility with a lender ("Lender"), which is guaranteed by Centrum and certain other subsidiaries. The facility consists of various debt instruments including a $20 million revolving line of credit note ("Revolver"), and a $13.5 million term note (collectively the "Senior Facility"). As of March 31, 2000, approximately $23.8 million in loans and commitments were available of which $23.1 million was borrowed. Availability, as it relates to the metal forming segment, under the Revolver as of May 31, 2000 was $1.1 million. The financing provided by the Lender is secured by substantially all the real and personal property of Centrum and its direct and indirect subsidiaries and contains various financial, operational and reporting covenants. Included among these covenants is a prohibition on the Company from incurring new secured debt or new unsecured debt in excess of certain thresholds or from making any business acquisitions, unless an approval is first obtained from the Lender.

     During fiscal 2000, as a result of closing the material handling operations, the Company violated certain covenants of the Senior Facility and the loans are currently in default. When an event of default exists, the Lender may, at its discretion, take any one or more of the following actions: reduce the maximum amount of the revolving line of credit; reduce the advance rates on the line of credit that are based on collateral availability; restrict the amount of, or refuse to make, additional loans under the line of credit; terminate the senior credit facility; declare all the senior credit facility obligations immediately due and payable; institute default interest rates; and pursue its rights and remedies under the facility agreement or as provided by law. Accordingly, all long term debt instruments so affected have been reclassified in current liabilities as other "term debt". The Lender instituted the default interest rates on January 26, 2000, which are 2.25% in excess of the rates otherwise payable. Should the Lender declare the senior credit facility obligations immediately due and payable, the Company does not have sufficient liquidity to satisfy those obligations, nor does the Company have the liquidity required to continue operations if significant reductions to the amounts available under the credit facility are imposed.

     During this period, management is currently pursuing various strategic alternatives to satisfy the Lender including the infusion of new subordinated debt, the sale or merger of subsidiary businesses, implementation of cost reduction programs, refinancing the Senior Facility obligations, or a combination of the preceding items. With respect to these alternatives, the Company is currently in receipt of a $24 million loan approval from a qualified senior lender to refinance the existing senior obligations, pay down extended trade payables, and provide additional liquidity to Centrum and the metal forming segment. The approval includes a new $11.5 million revolving line of credit facility and a $12.5 million term loan. Management is currently pursuing the funding of this facility and may or may not need additional capital for closing. Management can give no assurances that the infusion of new capital would not have a dilutive effect on existing shareholders. Although Management expects to negotiate a successful outcome to this matter, no assurances can be given with respect to the resolution of this matter at this time.

     Centrum currently has a Note and Warrant Purchase Agreement (Subordinated
Debt) entered into with three investment funds ("Holders") which provides for $2.5 million aggregate principal amount of 11% convertible debt with warrants for the purchase of 1,250,000 shares of Centrum's common stock for $2 per share. The Subordinated Debt is convertible at any time at the option of the Holder to shares of Centrum's common stock. The Subordinated Debt is with Centrum and is presently secured by the guarantees of Centrum's non-metal forming subsidiaries. In addition, the Subordinated Debt has been subordinated to the Senior Facility. The Subordinated Debt agreements contain various financial, operational, and reporting covenants and requirements including a requirement that each of the Holders must approve certain financial and operational transactions of the Company, including the incurrence of new secured or unsecured debt, with certain exceptions, and any business acquisitions. Additionally, the Company may not pay dividends or issue additional shares of common stock (with certain exceptions), without the prior approval of the Holders. Centrum has also entered into an Equity Holders Agreement, in which Centrum has agreed to use its best efforts to cause two persons designated by the Holders to be nominated to Centrum's Board of Directors. Pursuant to which, the Board nominated, and the shareholders elected, two designees, (Messrs. Schroder and Klaffky), to the Board during 1998, and reelected such designees for 1999 and 2000.

     The Company is currently in default under certain provisions of the Subordinated Debt as a result of the Senior Lender exercising its right under the subordination agreement to block the payment of interest and principal on the Subordinated Debt while an event of default exists under the Senior Facility. The Company is also in violation of the financial covenants contained in the Subordinated Debt. Currently, the Holders are in a standstill period pursuant to their subordination agreement with the Senior Lender. During the standstill period, the Holders waive their rights to default remedies that would be available to them. Such remedies include, but are not limited to, declaring a default and seeking a judgment against Centrum in the amount of payments due under the facility. The standstill period will end when the defaults under the Senior Facility are remedied. Although default remedies will become available to the Holders after this date, management expects to be able to negotiate a resolution with the Holders that would preclude their desire to exercise any default remedies. Although Management expects to negotiate a successful outcome to this matter, no assurances can be given with respect to the resolution of this matter at this time. Should Management be unable to negotiate a successful outcome to this matter, the Holders have the right to seek judgment against Centrum. Management is uncertain what effect such a judgment entered against Centrum would have on its operating subsidiaries; however, such a judgment could have a material adverse effect upon the Company as a whole.

Other Unsecured Debt

     Centrum is also currently in default under various unsecured notes totaling $791,000. The notes are further subordinated to the Subordinated Debt described above. Pursuant to their subordination agreement with the Holders, these unsecured notes are in a standstill period until the events of default under the Subordinated Debt can be remedied.

     The Company is currently in default under provisions of a certain unsecured Promissory Note in favor of the former owners of Taylor Forge International, Inc. in the amount of $219,000. The note was due on June 7, 2000 and management is currently negotiating a three-year extension; however, no assurances can be given at this time that these negotiations will be successful. In addition, if these negotiations are not successful, management does not believe that this default will have a material adverse effect upon the Company.

Capital Expenditures

     Centrum has no material commitments for capital expenditures at this time. During fiscal 2001, capital expenditures at the metal forming operations are expected to be approximately $600,000.

Future Funding

     The primary sources of funds available to the Company in fiscal 2001 for operations, planned capital expenditures and debt repayments include available cash, operating income and funds available under the line of credit agreement. Should the Lender declare the senior credit facility obligations immediately due and payable, the Company does not have sufficient liquidity to satisfy those obligations, nor does the Company have the liquidity required to continue operations if significant reductions to the amounts available under the credit facility are enacted. The Company is also in default under its Subordinated Debt Agreement and Other Unsecured Debt instruments, however, these facilities are further subordinated to the Lender.

     The cash flow problems created by the losses in the material handling segment caused the metal forming segment to be out of terms in its payments to trade creditors. The metal forming segment has enjoyed a long, favorable history with its suppliers, and has not suffered any curtailment from these suppliers in shipments of its raw materials. After refinancing the Company's Senior Facility, management expects that the metal forming segment will pay its trade creditors within customary industry terms. During this period, the metal forming segment has met its commitments to customers and management does not believe that the business of the metal forming segment will suffer a material adverse effect from the cash flow problems caused by the losses at the material handling segment.

     Management believes that the plan consisting of the implementation of the $1.7 million annual company wide cost reduction program, the sale of non-core operating subsidiaries, and the refinancing of the Senior Facility will restore financial liquidity to Centrum and the metal forming segment. At this time, the only financial impact of the discontinued operations on the metal forming segment is the effect on trade payables discussed above, and, management is confident that this situation will be remedied through the Senior Facility refinance. As a result, management at this time is working aggressively toward the funding of this refinancing. If management is not successful in the refinance of the Senior Facility, no assurances can be given that the Company will have sufficient liquidity to operate during the remainder of the fiscal year.

Tax and Other Matters

     At March 31, 2000 and 1999, the Company had $26 million and $17 million in net operating loss carryforwards (NOLs) available which would reduce income tax payable in future years. However, there are uncertainties related to both the amount and ultimate realization of the NOLs. As a result of these uncertainties, at March 31, 2000 and 1999, valuation reserves of $7.9 million and $840,000, respectively, were recorded. The increase in the valuation reserve relates primarily to the recurring losses in the metal forming segment coupled with the losses incurred while closing the material handling operations. These events have created uncertainty as to whether the Company will have the opportunity to realize the benefit of the NOLs in the future. During 1998 the Company reduced its income taxes payable by $293,000 through the use of NOLs.

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

     Variable-Rate Debt. As of March 31, 2000, the Company had approximately $23.0 million outstanding under the Senior Facility. The interest rate on the term debt portion, $12 million at March 31, 2000, of the credit facility is based upon a 2.75% spread, including the default rate of 2.25%, above Prime. The amount outstanding under the line of credit portion of the revolving credit facility, $11 million at March 31, 2000, bears interest at Prime plus the default rate of 2.25%. The amount outstanding under this revolving credit facility will fluctuate throughout the year based upon working capital requirements. Based upon the $23 million outstanding under the Senior Facility at March 31, 2000, a 1.0% change in the interest rate (from the March 31, 2000 rate) would cause a change in interest expense of approximately $230,000 on an annual basis. The Company's objective in maintaining these variable rate borrowings is flexibility and lower overall cost as compared with fixed-rate borrowings.

     Fixed-Rate Debt. As of March 31, 2000, the Company had approximately $1.7 million long-term debt, outstanding, with an estimated fair value approximating the carrying value. Market risk, estimated as the potential increase in fair value resulting from a hypothetical 1.0% decrease in interest rates, was approximately $17,000 as of March 31, 2000.

YEAR 2000 (Y2K) DATE CONVERSION ISSUES

     The Company has not experienced any significant Y2K problems subsequent to or preceding March 31, 2000. Based on operations since the beginning of the calendar year, no significant impact on the Company's ongoing business as a result of Y2K is expected.

LEGAL MATTERS

     In connection with the closure of the material handling segment (see Part I, Item 1, "Business," above), the subsidiaries comprising such segment (i.e., AHI and its subsidiary, Northern) have been sued as of the date of this Report by certain unsecured creditors in various courts. The Company currently estimates that there is a total of $3.8 million that is outstanding with the unsecured creditors of the material handling segment. Approximately $2 million of this amount is owed by Northern, and approximately $1.8 million is owed by AHI. As more fully explained above, the assets of the material handling segment have been substantially liquidated, and all proceeds have been paid to the senior lender of Northern and AHI and applied to their indebtedness. On June 6, 2000, an involuntary bankruptcy petition was filed against Northern in United States Bankruptcy Court for the Northern District of California by three of its unsecured creditors. Northern is continuing to evaluate the effects of the automatic stay on pending litigation and whether the petition was filed in the proper court. Northern does not plan to contest its insolvency. The Company does not believe that the filing of this involuntary bankruptcy petition affects in any material respect its estimation of the amount that is owed by Northern to unsecured creditors.

     In the foregoing lawsuits brought against Northern, AHI, or both of them, Centrum has been named as a party in 4 of these lawsuits. The aggregate amount set forth in the complaints naming Centrum as a party is approximately $942,000. None of these lawsuits bases its claim against Centrum on any contractual relationship between Centrum and such creditor. Centrum believes that it has meritorious defenses against these lawsuits, intends to vigorously defend all claims made against it, and does not believe that it has any legal obligation to the unsecured creditors of the material handling segment. However, no assurances regarding the outcome of these proceedings can be given at this time. If the unsecured creditors were to prevail against Centrum, this could have a material adverse effect upon Centrum's financial position, and may have a material adverse effect upon the Company as a whole.

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

     Private party suits and actual cleanup costs in excess of governmental estimates can affect the reliability of EBA's loss estimates. In addition, unasserted claims are not reflected in EBA's cost estimates. Pursuant to the environmental statutes, EBA's may be found jointly and severally liable to the government for cleanup costs; however, management believes that the current status of government settlements and group cleanup participation at the site indicates that the liability will be shared by responsible parties. Currently, there are at least 17 parties participating in a pro rata cost sharing arrangement with respect to the site cleanup work. EBA has negotiated an insurance settlement which requires the carrier to reimburse EBA for site expenses, subject to a ceiling. At March 31, 2000 and 1999, EBA has recorded a liability of $280,000 and $400,000, respectively, of which $280,000 and $163,800, respectively, was recorded as current liability at March 31, 2000. At March 31, 2000 and 1999, EBA has recorded a receivable from its insurance carrier which is included in current assets. Funds are expected to be paid over approximately two years. The total anticipated site costs and private suits are not expected to vary materially from the recorded amounts.

OUTLOOK

     In order to restore its financial position Centrum and the metal forming segment have implemented a three pronged liquidity plan which consists of the implementation of the company-wide $1.7 million program to reduce annual costs, the sale of its remaining "non-metal forming" business unit, and the refinancing of its senior credit facility. Management has completed the implementation of the cost reduction plan and the sale of the non-core operation, and intends to close the refinancing of the senior credit facility during the first half of fiscal 2001. Once these actions have been completed, Management believes that the financial liquidity of the continuing operations will have been restored enabling the Company to focus on its strategy to enhance shareholder value through growth in the metal forming companies.

     Management expects revenues to improve in the metal forming operations as a result of improved conditions in the markets for capital goods served by the segment. Coupled with the cost reductions implemented during the fourth quarter, Management anticipates improvement in pretax profits from continuing operations during the first half of fiscal 2001.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statement and Financial Statement Schedule

                                                              PAGE
                                                              ----
FINANCIAL STATEMENTS:
     Report on Independent Accountants......................   27
     Consolidated Balance Sheet at March 31, 2000 and
      1999..................................................   28
     Consolidated Statement of Operations for the three
      years ended March 31, 2000............................
     Consolidated Statement of Changes in Shareholders'
      Equity (Deficit) for the three years ended March 31,
      2000..................................................   30
     Consolidated Statement of Cash Flows for the three
      years ended March 31, 2000............................   31
     Notes to Consolidated Financial Statements.............   32
Financial Statement Schedule for three years ended March 31,
  2000......................................................
Schedule II -- Valuation and Qualifying Accounts............   52

     All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Centrum Industries, Inc.

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Centrum Industries, Inc. and its subsidiaries at March 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has a net working capital deficiency and negative net worth, and is in violation of debt covenants. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PricewaterhouseCoopers LLP

Toledo, Ohio
June 23, 2000

                 CENTRUM INDUSTRIES, INC. AND ITS SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                         MARCH 31,
                                                                ---------------------------
                                                                    2000           1999
                                                                ------------    -----------
ASSETS
Current assets:
  Cash and cash equivalents.................................    $      7,083    $    41,293
  Accounts receivable, less allowance for doubtful accounts
     of $44,000 and $58,000 respectively....................       8,219,173      6,950,238
  Inventories, net..........................................       9,147,319     10,020,453
  Net assets held for sale (Note 3).........................       1,370,725      6,322,549
  Prepaid expenses and other................................         179,827      1,433,050
                                                                ------------    -----------
       Total current assets.................................      18,924,127     24,767,583
Property, plant and equipment, net..........................      16,684,449     17,656,340
Other assets................................................         848,432      4,324,819
                                                                ------------    -----------
       Total assets.........................................    $ 36,457,008    $46,748,742
                                                                ============    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Revolving line of credit..................................    $ 11,114,110    $ 8,729,592
  Current portion of long-term debt.........................      15,553,111      1,844,242
  Accounts payable..........................................       8,975,512      8,025,842
  Deferred income taxes.....................................                        319,251
  Accrued expenses and other................................       2,893,801      3,007,988
  Liability for disposal of segment (Note 3)................       3,966,864
                                                                ------------    -----------
       Total current liabilities............................      42,503,398     21,926,915
                                                                ------------    -----------
Long-term debt, less current portion........................       1,659,852     17,055,190
                                                                ------------    -----------
Other liabilities...........................................         440,705        783,172
                                                                ------------    -----------
Commitments and contingent liabilities (Note 11)............
                                                                ------------    -----------
Shareholders' equity (deficit):
  Preferred stock -- $.05 par value, 1,000,000 shares
     authorized, 70,000 issued and outstanding (liquidation
     preference of $10 per share)...........................           3,500          3,500
  Common stock -- $.05 par value, 45,000,000 shares
     authorized, 8,486,001 issued and outstanding...........         424,300        424,300
  Additional paid-in capital................................       8,104,222      8,104,222
  Accumulated deficit.......................................     (16,678,969)    (1,548,557)
                                                                ------------    -----------
       Total shareholders' equity (deficit).................      (8,146,947)     6,983,465
                                                                ------------    -----------
       Total liabilities and shareholders' equity...........    $ 36,457,008    $46,748,742
                                                                ============    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                 CENTRUM INDUSTRIES, INC. AND ITS SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                             FOR THE YEAR ENDED MARCH 31,
                                                      ------------------------------------------
                                                          2000           1999           1998
                                                      ------------    -----------    -----------
Net sales.........................................    $ 44,755,654    $48,520,403    $52,025,186
                                                      ------------    -----------    -----------
Cost and expenses:
  Cost of goods sold..............................      36,300,566     38,867,926     39,616,678
  Depreciation....................................       1,849,188      1,670,731      1,548,085
                                                      ------------    -----------    -----------
  Gross margin....................................       6,605,900      7,981,746     10,860,423
  Selling, general and administrative expenses....       5,946,110      8,015,731      7,391,983
                                                      ------------    -----------    -----------
Operating income..................................         659,790        (33,985)     3,468,440
                                                      ------------    -----------    -----------
Other income (expense):
  Interest expense, net...........................      (2,711,947)    (2,662,040)    (2,809,024)
  Miscellaneous, net..............................          28,570       (191,092)        53,521
                                                      ------------    -----------    -----------
       Total other expense, net...................      (2,683,377)    (2,853,132)    (2,755,503)
                                                      ------------    -----------    -----------
Income (loss) from continuing operations before
  income taxes....................................      (2,023,587)    (2,887,117)       712,937
                                                      ------------    -----------    -----------
Provision (benefit) for income taxes:
  Current.........................................          15,772        190,828         39,296
  Deferred........................................       3,188,951     (1,796,775)       195,260
                                                      ------------    -----------    -----------
       Total provision (benefit) for income
          taxes...................................       3,204,723     (1,605,947)       234,556
                                                      ------------    -----------    -----------
Income (loss) from continuing operations..........      (5,228,310)    (1,281,170)       478,381
Discontinued operations -- Note 3
  Income (loss) from discontinued operations, net
     of income taxes..............................      (9,902,102)    (1,680,307)       826,937
                                                      ------------    -----------    -----------
Income (loss) before extraordinary item...........     (15,130,412)    (2,961,477)     1,305,318
Extraordinary item, net of income taxes -- Note
  7...............................................              --       (294,858)            --
                                                      ------------    -----------    -----------
Net income (loss).................................    $(15,130,412)   $(3,256,335)   $ 1,305,318
                                                      ============    ===========    ===========
Basic earnings per common share
  Continuing operations...........................    $       (.62)   $      (.15)   $       .06
  Discontinued operations.........................           (1.16)          (.20)           .10
  Extraordinary item..............................              --           (.04)            --
                                                      ------------    -----------    -----------
       Net income (loss)..........................    $      (1.78)   $      (.39)   $       .16
                                                      ============    ===========    ===========
Diluted earnings per share
  Continuing operations...........................    $       (.62)   $      (.15)   $       .06
  Discontinued operations.........................           (1.16)          (.20)           .09
  Extraordinary item..............................              --           (.04)            --
                                                      ------------    -----------    -----------
       Net income(loss)...........................    $      (1.78)   $      (.39)   $       .15
                                                      ============    ===========    ===========
Weighted average number of common
  shares -- basic.................................       8,486,001      8,423,617      8,412,642
                                                      ============    ===========    ===========
Weighted average number of common
  shares -- diluted...............................       8,486,001      8,423,617      8,652,255
                                                      ============    ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                 CENTRUM INDUSTRIES, INC. AND ITS SUBSIDIARIES

      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

                               PREFERRED STOCK         COMMON STOCK          PAID-IN        EARNINGS
                               ----------------    ---------------------    ADDITIONAL      RETAINED
                               SHARES    AMOUNT     SHARES       AMOUNT      CAPITAL       (DEFICIT)
                               ------    ------    ---------    --------    ----------    ------------
Balance at March 31,
  1997.....................    70,000    $3,500    8,368,904    $418,445    $7,918,233    $    402,460
  Issuance of common
     stock.................        --       --        33,264       1,663        73,181              --
  Exercise of warrants.....        --       --         1,333          67         1,433              --
  Net income...............        --       --            --          --            --       1,305,318
                               ------    ------    ---------    --------    ----------    ------------
Balance at March 31,
  1998.....................    70,000    3,500     8,403,501     420,175     7,992,847       1,707,778
  Issuance of warrants.....                           82,500       4,125       111,375
  Net loss.................                                                                 (3,256,335)
                               ------    ------    ---------    --------    ----------    ------------
Balance at March 31,
  1999.....................    70,000    3,500     8,486,001     424,300     8,104,222      (1,548,557)
  Net loss.................                                                                (15,130,412)
                               ------    ------    ---------    --------    ----------    ------------
Balance at March 31,
  2000.....................    70,000    $3,500    8,486,001    $424,300    $8,104,222    $(16,678,969)
                               ======    ======    =========    ========    ==========    ============

The accompanying notes are an integral part of the consolidated financial statements.

                 CENTRUM INDUSTRIES, INC. AND ITS SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                             FOR THE YEAR ENDED MARCH 31,
                                                       -----------------------------------------
                                                          2000           1999           1998
                                                       -----------    -----------    -----------
Cash flows from operating activities of continuing
  operations:
  Net income (loss) from continuing operations and
     extraordinary item............................    $(5,228,310)   $(1,576,028)   $   478,381
  Adjustments to reconcile net income from
     continuing operations and extraordinary item
     to net cash provided by (used for) operating
     activities:
     (Gain) loss on sale of fixed assets...........        (21,918)        31,733        (38,272)
     Depreciation..................................      1,849,188      1,670,731      1,548,085
     Amortization of debt premium and issue
       costs.......................................        254,098        697,248        367,197
     Deferred income taxes.........................      3,188,951     (1,993,347)       195,260
     Warrants issued for services provided.........                        33,000
     Changes in assets and liabilities that
       provided (used) operating cash, net of
       acquisition:
       Accounts receivable.........................     (1,268,935)     2,814,648       (454,406)
       Inventories.................................        873,134        178,126         40,650
       Accounts payable............................        949,670         24,027      1,694,075
       Prepaid expenses and other..................      1,296,489        629,706      2,274,199
       Accrued expenses and other..................       (473,583)       147,753       (482,462)
                                                       -----------    -----------    -----------
          Net cash provided by operating
             activities............................      1,418,784      2,657,597      5,622,707
                                                       -----------    -----------    -----------
Cash flows from discontinued operations............     (1,378,883)       474,732     (1,911,373)
                                                       -----------    -----------    -----------
Cash flows from investing activities:
  Proceeds from sale of contractual right..........                                      776,965
  Purchase of Taylor, net of cash acquired.........                                   (6,784,734)
  Purchase of Northern, net of cash acquired.......                                   (2,440,406)
  Purchase of property and equipment...............       (942,379)    (3,451,672)    (1,245,755)
  Proceeds from sale of equipment..................         87,000
  Other............................................                                       98,000
                                                       -----------    -----------    -----------
          Net cash used for investing activities...       (855,379)    (3,451,672)    (9,595,930)
                                                       -----------    -----------    -----------
Cash flows from financing activities:
  Proceeds from debt...............................        112,000     19,665,081
  Proceeds from issuance of acquisition debt.......                                    8,028,531
  Debt issue costs.................................       (209,179)      (380,864)
  Net change in bank lines of credit...............      2,384,518     (4,615,855)    (1,146,367)
  Repayments of term debt..........................     (1,918,469)   (15,225,648)    (2,459,567)
  Proceeds from the issuance of common stock and
     exercise of warrants and options..............                        82,500          1,500
                                                       -----------    -----------    -----------
          Net cash provided by (used for) financing
             activities............................        368,870       (474,786)     4,424,097
                                                       -----------    -----------    -----------
Decrease in cash and cash equivalents..............       (446,608)      (794,129)    (1,460,499)
Cash and cash equivalents at beginning of year.....        503,591      1,297,720      2,758,219
                                                       -----------    -----------    -----------
Cash and cash equivalents at end of year...........         56,983        503,591      1,297,720
Less cash at discontinued operations...............         49,900        462,298        921,422
                                                       -----------    -----------    -----------
Cash and cash equivalents at year end, net of
  discontinued operations..........................    $     7,083    $    41,293    $   376,298
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

     On June 4, 1997, the Company purchased all of the assets of Taylor Forge International, Inc. (Taylor). In accordance with the purchase method of accounting, the operating results of Taylor have been included in the consolidated financial statements as part of the metal forming operations since the date of acquisition. The total purchase price of approximately $6.8 million included the repayment of $4.5 million in existing debt. The Taylor acquisition was financed by the proceeds of a $4 million term debt agreement, a draw of $2.2 million on a line of credit and the issuance of 33,264 shares of the Company's common stock.

     The following unaudited information presents the Company's results of continuing operations for the year ended March 31, 1998 as if the acquisition of Taylor had occurred at the beginning of the period. The pro forma information is not necessarily indicative of the results of operations which would have actually been achieved had the acquisition occurred then.

                                                                FOR THE YEAR ENDED
                                                                    MARCH 31,
                                                                       1998
                                                                ------------------
                                                                   (UNAUDITED)
Sales.......................................................       $58,311,889
Net income from continuing operations.......................       $   532,908
Net income from continuing operations per common
  share -- basic............................................       $       .06
Net income from continuing operations per common
  share -- diluted..........................................       $       .06
Weighted average number of common shares -- basic...........         8,412,642
Weighted average number of common shares -- diluted.........         8,652,255

Corporate

     Activities within these operations are confined to Centrum and consist primarily of corporate administrative expenses and interest on holding company debt.

Discontinued Operations

     Discontinued operations include Micafil, Inc. (Micafil) and American Handling, Inc. and its subsidiary (AH).

                 CENTRUM INDUSTRIES, INC. AND ITS SUBSIDIARIES

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) Micafil, with operations in Ohio, manufactures and installs armature motor production lines. During the fourth quarter of 2000, management of the Company approved a plan to sell the operations of Micafil. As a result, Micafil is classified as a discontinued operation as of March 31, 2000, as more fully described in Note 3. The sale was completed in June 2000.

     AH, with operations in Ohio and Washington, designs, manufactures and installs material handling equipment for various domestic manufacturing companies. On November 5, 1997, the Company acquired substantially all of the assets and assumed certain liabilities of Northern Steel Inc. (Northern). In accordance with the purchase method of accounting, Northern's operations have been included in the consolidated financial statements as part of the material handling systems since the acquisition date. The purchase price of approximately $2.9 million was funded by $1.5 million from a new line of credit and $1.4 million in cash. Subsequent to closing, a purchase price adjustment of $598,000 was reimbursed to the Company by the seller. The purchase price adjustment was based on changes in the closing net worth of Northern as determined by the purchase agreement and certain post closing adjustments as agreed upon by the parties to the transaction.

     As part of the acquisition, the Company decided to consolidate the operations of Northern. The Company accrued the estimated costs associated with the closing or relocation of certain facilities and termination or relocation of related employees. The Company recorded a reserve of $380,000 in 1999. These amounts recognize severance and benefits for employees to be terminated, holding costs of vacated facilities and other costs to complete the consolidation. At March 31, 1999, a liability in the amount of $413,000 was recorded for these costs. All remaining costs associated with this consolidation were paid during fiscal 2000.

     During the fourth quarter of 2000, management of the Company approved a plan to liquidate the operations of AH. As a result, AH is presented as a discontinued operation as of March 31, 2000, as more fully described in Note 3.

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

                 CENTRUM INDUSTRIES, INC. AND ITS SUBSIDIARIES

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) DEBT ISSUANCE COSTS

     Debt issuance costs are deferred and amortized over the life of the related note utilizing the straight-line method.

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

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment is stated at cost. Depreciation is computed over the estimated useful lives using the straight-line method for financial reporting purposes and accelerated methods for federal income tax purposes. Management reviews long-lived assets for impairment whenever events and circumstances indicate that recovery of the asset's carrying value is unlikely. In performing the reviews for recoverability, management compares the carrying value of the asset with the estimated future cash flows expected to result from the use of the asset and its eventual disposition. If the cash flows are less than the carrying value, the asset is written down to its estimated fair market value.

REVENUE RECOGNITION

     Sales of products and services are recognized as products are shipped and services are performed.

FINANCIAL INSTRUMENTS

     The carrying amounts of the Company's financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable and debt, approximate their fair market values at March 31, 2000 and 1999.

                 CENTRUM INDUSTRIES, INC. AND ITS SUBSIDIARIES

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

STOCK-BASED COMPENSATION

     The Company accounts for stock-based compensation using the intrinsic value method.

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

                 CENTRUM INDUSTRIES, INC. AND ITS SUBSIDIARIES

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) PREPAID EXPENSES AND OTHER

     Included in prepaid expenses and other at March 31, 1999 are $1,249,000 of investments in money market funds, fixed income securities, investment contracts and equity mutual funds held by the Company that are restricted for the payment of employee benefits. These investments are recorded at their fair market value.

EARNINGS PER SHARE

     Basic earnings per common share is calculated by dividing net income by the average number of common shares outstanding during the year. Diluted earnings per common share is calculated by adjusting shares assuming conversion of all potentially dilutive stock options.

STATEMENT OF CASH FLOWS

     For purposes of the consolidated statement of cash flows, the Company considers all cash and highly liquid investments with an original maturity of three months or less to be cash equivalents.

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to the current year's presentation.

2. OPERATING LOSSES AND RELATED MANAGEMENT ACTIONS

     The Company incurred significant losses for the years ended March 31, 2000 and 1999. Additionally, the Company had negative working capital and negative net worth as of March 31, 2000. The Company was not in compliance with certain terms of its senior lending credit facility and with other long -- term debt agreements at March 31, 2000. When an event of default has occurred, the senior lender may, at its discretion, reduce the maximum amount of the revolving line of credit, reduce the advance rates on the line of credit that are based on collateral availability, implement default interest rates, terminate the senior credit facility, or declare all amounts due on the facility immediately payable. Currently, the only action taken by the senior lender is the implementation of default interest rates.

     The Company has discontinued its material handling businesses and these businesses do not have the ability to pay their debts. A shortfall of AH's obligations under the senior revolving credit facility of approximately $2 million has been funded by the Company's remaining operating subsidiaries that are party to the loan agreement. At March 31, 2000, AH had $3.8 million in unsecured trade accounts payables. Several vendors of the material handling segment filed lawsuits against AH and the Company subsequent to year end, demanding payment for goods sold to AH and, in certain cases, seeking punitive and compensatory damages. Also, on June 6, 2000, an involuntary bankruptcy petition was filed against Northern in United States Bankruptcy Court in the Northern district of California by three of its unsecured vendors. (see Note
11).

     These matters raise substantial doubt about the Company's ability to continue as a going concern.

                 CENTRUM INDUSTRIES, INC. AND ITS SUBSIDIARIES

2. OPERATING LOSSES AND RELATED MANAGEMENT ACTIONS (CONTINUED)
     As part of actions to return the Company to profitability, management of the Company implemented an overhead reduction plan, which included terminating salaried and hourly employees, reducing executive compensation and eliminating fees paid to the Board of Directors. The Company is negotiating for alternative financing arrangements to pay all amounts due under its current credit facilities and to increase the Company's working capital. Also during fiscal 2000, the Company's management approved a plan to close the operations of AH and to sell the operations of Micafil (see Note 3). As of June 23, 2000, the only strategy yet to be implemented is the refinancing of the senior credit facility. Management believes that these strategies will result in restoring liquidity to the Company and the Metal Forming Operations, however, no assurances can be given.

     The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. DISCONTINUED OPERATIONS

     The Company adopted a formal plan in March 1999 to sell the operations of AH. Management hired an investment banking firm to assist in the sale of the segment and received two letters of intent from qualified buyers during December 1999. However, in January 2000, the letter of intent accepted by AH was withdrawn by the prospective buyer.

     During the fourth quarter of fiscal 2000, the Company's management approved a plan to close the operations of AH. The Company recorded an expense of $7.1 million related to the closing of this facility, primarily due to fixed asset impairment charges. The operations of AH ceased during June 2000.

     Also during the fourth quarter of fiscal 2000, the Company's management approved a plan to sell the operations of Micafil. This sale was completed on June 15, 2000. The gain on the sale was not material.

     Pursuant to Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the consolidated financial statements have been reclassified to reflect AH and Micafil as discontinued operations.

     The operating results of AH and Micafil have been reported as "Income
(Loss) from Discontinued Operations", net of applicable income tax expense (benefit) of $1,651,502, $(755,576) and $254,927 for fiscal 2000, 1999 and 1998, respectively. The net liabilities of AH at March 31, 2000 have been reported as "Net Liability for the Disposal of Segment". The net assets of Micafil at March 31, 2000 have been reported as "Net Assets Held for Sale".

                 CENTRUM INDUSTRIES, INC. AND ITS SUBSIDIARIES

3. DISCONTINUED OPERATIONS (CONTINUED)
     The following presents summarized financial information for AH excluding certain corporate expense allocations.

                                                          2000           1999           1998
                                                       -----------    -----------    -----------
For the year ended March 31:
  Operating revenues...............................    $23,009,170    $26,242,730    $21,810,889
  Income (loss) from discontinued operations before
     provision for income taxes....................     (7,884,281)    (2,445,268)       971,867
  Income (loss) from discontinued operations, net
     of income taxes...............................     (8,888,101)    (1,670,531)       654,053
At March 31:
  Current assets...................................    $   978,860    $ 6,897,192    $ 6,830,159
       Total assets................................        978,860     11,400,594      9,739,715
  Current liabilities..............................      4,811,242      7,220,683      5,427,123
       Total liabilities...........................      4,945,724      7,367,335      5,717,166
  Net assets (liability) of discontinued
     operations....................................     (3,966,864)     4,033,259      4,022,549

     Included in income from discontinued operations for fiscal 1998 is a gain from the sale of a contractual right to purchase a building leased by AH in the amount of $744,736 ($491,526 after tax).

     The following presents summarized financial information for Micafil, excluding certain corporate expense allocations.

                                                          2000           1999           1998
                                                       -----------    -----------    -----------
For the year ended March 31,
Operating revenue..................................    $ 2,761,509    $ 3,768,535    $ 5,078,588
  Income (loss) from discontinued operations before
     provision for income tax......................       (366,319)         9,385        109,997
  Income (loss) from discontinued operations, net
     of income tax.................................     (1,014,001)        (9,776)       172,884
At March 31,
  Current assets...................................      1,571,418      1,988,929      2,533,975
       Total assets................................      1,902,282      2,932,053      3,650,508
  Current liabilities..............................        531,557        642,763        907,665
       Total liabilities...........................        531,557        642,763        908,087
  Net assets of discontinued operations............      1,370,725      2,289,290      2,742,421

                 CENTRUM INDUSTRIES, INC. AND ITS SUBSIDIARIES

4. INVENTORIES

     Inventories consist of the following:

                                                              MARCH 31,
                                                      -------------------------
                                                         2000          1999
                                                      ----------    -----------
Raw materials.....................................    $4,272,209    $ 4,168,544
Work in process...................................     3,283,007      4,231,532
Finished goods....................................       894,153      1,045,895
                                                      ----------    -----------
                                                       8,449,369      9,445,971
LIFO reserve......................................       697,950        574,482
                                                      ----------    -----------
                                                      $9,147,319    $10,020,453
                                                      ==========    ===========

5. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following:

                                                             MARCH 31,
                                                     --------------------------
                                                        2000           1999
                                                     -----------    -----------
Land.............................................    $   518,585    $   512,558
Buildings........................................      4,834,354      4,865,413
Machinery and equipment..........................     16,612,307     16,090,776
Furniture, fixtures and vehicles.................        966,716        787,535
                                                     -----------    -----------
       Total.....................................     22,931,962     22,256,282
Accumulated depreciation.........................     (6,247,513)    (4,599,942)
                                                     -----------    -----------
                                                     $16,684,449    $17,656,340
                                                     ===========    ===========

6. OTHER ASSETS

     Other assets consist of the following:

                                                              MARCH 31,
                                                      -------------------------
                                                         2000          1999
                                                      ----------    -----------
Deferred income tax benefits......................    $             $ 3,508,202
Debt issue costs, net of $143,072 and $9,474 in
  accumulated amortization, respectively..........       421,510        346,429
Other.............................................       426,922        470,188
                                                      ----------    -----------
                                                      $  848,432    $ 4,324,819
                                                      ==========    ===========

7. REVOLVING LINES OF CREDIT

     Under the Company's current line of credit agreement, the Company may borrow up to $14,000,000, of which $11,114,110 was outstanding at March 31, 2000.

                 CENTRUM INDUSTRIES, INC. AND ITS SUBSIDIARIES

7. REVOLVING LINES OF CREDIT (CONTINUED)
     The agreement, which expires in 2002, requires all assets of the Company, including existing and subsequently acquired assets, to be used as collateral for present and future obligations. The Company is also required to be in compliance with certain financial ratios and nonfinancial covenants which include restrictions on incurring additional indebtedness, limits on investments and capital expenditures, and restrictions on mergers, consolidations and dispositions.

     At March 31, 2000, the Company was in violation of certain of these covenants (see Note 2). When an event of default has occurred, the senior lender may, at its discretion, reduce the maximum amount of the revolving line of credit, reduce the advance rates on the line of credit that are based on collateral availability, implement default interest rates, terminate the senior credit facility, or declare all amounts due on the facility immediately payable. Currently, the only action taken by the senior lender has been the implementation of default interest rates calculated as prime (9.00% at March 31, 2000) plus 2.25%.

     The Company is required to pay a monthly charge of .375% on the unused portion of the line of credit as well as an annual administration fee in the amount of $40,000.

     On February 25, 1999, all amounts due to a previous lender were paid in full. The extinguishment of this debt resulted in a pre-tax charge of $491,431 ($294,858 net of tax), which was due primarily to debt issue costs.

8. DEBT

     Debt consists of the following:

                                                             MARCH 31,
                                                     --------------------------
                                                        2000           1999
                                                     -----------    -----------
Note payable to senior lender, in quarterly
installments of $375,000, increasing $62,500 each
year through May 2005 and then decreasing to
$187,500 until maturity in February 2006.
Collateral for this note consists of certain
property specified in the agreement. This
agreement has restrictions similar to the senior
lender revolving credit facility (See Note 7)....    $12,000,000    $13,500,000

                 CENTRUM INDUSTRIES, INC. AND ITS SUBSIDIARIES

8. DEBT (CONTINUED)

                                                             MARCH 31,
                                                     --------------------------
                                                        2000           1999
                                                     -----------    -----------
$2.5 million aggregate principal amount of 11%
convertible, unsecured subordinated notes and
warrants. The notes are convertible for up to
1,250,000 shares of Centrum's common stock and
include warrants for the purchase of 1,250,000
shares of Centrum's common stock at $2 per share
The notes were originally recorded net of
$600,000 allocated to the warrants. The implicit
interest rate on the notes is 14.5% and the
outstanding balance is due in March 2001. This
agreement places certain restrictions on the
Company, including the requirement that the
holders of the notes approve, in advance, any
dividends, the incurrence of new debt (with
certain exceptions), and acquisitions. These
notes are subordinated to the senior lender
revolving credit facility........................    $ 2,380,000    $ 2,260,000
Notes payable to Asea Brown Boveri, due in
monthly installments of $13,146, including
interest at an implicit interest rate of 8.61%
per annum, through June 2005. A balloon payment
of $1,452,384 will be payable in June 2005.
Collateral for this note consists of land and
buildings which have a carrying value of $597,105
at March 31, 2000................................      1,593,857      1,615,795
Unsecured notes payable to individuals, including
$325,000 at March 31, 2000 and 1999, to certain
shareholders of the Company, with attached
warrants The notes are due in March 2001 with
interest accruing at a rate of 10% per annum. The
attached warrants allow the note holders to
purchase 1,000 shares of the Company's common
stock for each $10,000 of notes held at a
purchase price of $1 per share...................        526,000        526,000
Unsecured five year term notes payable to
individuals, including $21,214 and $210,845 at
March 31, 2000 and 1999, respectively, to certain
shareholders of the Company, with attached
warrants The notes bear interest at prime plus
0.5% to 1% Principal and interest payments are
due monthly The attached warrants allow the note
holders to purchase 20,000 shares of the
Company's common stock for each $50,000 of notes
held at a purchase price of $1 per share.........         47,520        321,539

                 CENTRUM INDUSTRIES, INC. AND ITS SUBSIDIARIES

8. DEBT (CONTINUED)

                                                             MARCH 31,
                                                     --------------------------
                                                        2000           1999
                                                     -----------    -----------
Unsecured notes payable to individuals, including
$195,000 at March 31, 2000 and 1999, to certain
shareholders of the Company. The notes bear
interest ranging from 10% to 12% with interest
payable semi-annually. The notes are due in March
2001.............................................    $   265,000    $   265,000
Unsecured promissory note to a shareholder of the
Company. The note bears interest at prime rate
plus 1.25%. The agreement requires quarterly
interest payments only until June 2000, when the
principal and remaining interest is due in
full.............................................        218,803        218,803
City of Erie Enterprise Development Zone term
note payable in monthly principal and interest
installments of $4,625. The note bears interest
at 3% per annum and matures on November 2, 2002.
Collateral for this note is specific property
with a carrying value of $799,733 at March 31,
2000.............................................        141,965        192,295
PNC term note payable. This note was paid in full
in April 2000....................................         39,818
                                                     -----------    -----------
                                                      17,212,963     18,899,432
Less current maturities..........................     15,553,111      1,844,242
                                                     -----------    -----------
Noncurrent portion of debt.......................    $ 1,659,852    $17,055,190
                                                     ===========    ===========

     Included in discontinued operations at March 31, 2000 and 1999 are $80,000 in unsecured notes payable to shareholders. The notes bear interest ranging from 10% to 12% with interest payable semi-annually.

     At March 31, 2000, the Company was not in compliance with certain financial covenants of the senior lender note payable, the subordinated notes and warrants and the unsecured notes payables to the individuals (See Note 2). As a result, these borrowings have been classified as current at March 31, 2000. The senior lender has the same remedies under an event of default for the note payable as the revolving line of credit (See Note 7). Accordingly, the senior lender has implemented default interest rates on its note payable calculated at prime (9.00% at March 31, 2000) plus 2.25%.

                 CENTRUM INDUSTRIES, INC. AND ITS SUBSIDIARIES

8. DEBT (CONTINUED)
     After the reclassification of the debt due to the covenant violations, the maturities of long-term debt for the fiscal years subsequent to March 31, 2000 are as follows:

2001........................................................    $15,553,111
2002........................................................         79,727
2003........................................................         65,151
2004........................................................         31,140
2005........................................................         35,850
Thereafter..................................................      1,447,984
                                                                -----------
                                                                $17,212,963
                                                                ===========

     Cash paid for interest was $2,422,562, $2,202,415 and $2,228,007 for the years ended March 31, 2000, 1999 and 1998, respectively.

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

                                                  PENSION BENEFITS             OTHER BENEFITS
                                              ------------------------    ------------------------
                                                 2000          1999          2000          1999
                                              ----------    ----------    ----------    ----------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year...    $5,352,000    $4,880,000    $1,014,000    $  554,000
Service cost..............................       173,000       167,000        33,000        12,000
Interest cost.............................       368,000       349,000        67,000        37,000
Actuarial gain (loss).....................        47,000       336,000       255,000       517,000
Benefits paid.............................      (251,000)     (380,000)     (110,000)     (106,000)
                                              ----------    ----------    ----------    ----------
Benefit obligation at end of year.........    $5,689,000    $5,352,000    $1,259,000    $1,014,000
                                              ==========    ==========    ==========    ==========

                 CENTRUM INDUSTRIES, INC. AND ITS SUBSIDIARIES

9. PENSION AND OTHER POSTRETIREMENT BENEFITS (CONTINUED)

                                                PENSION BENEFITS              OTHER BENEFITS
                                            ------------------------    --------------------------
                                               2000          1999          2000           1999
                                            ----------    ----------    -----------    -----------
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning
  of year...............................    $5,623,000    $5,182,000
Actual return on plan assets............       902,000       647,000
Employer contribution...................       168,000       174,000
Benefits paid...........................      (251,000)     (380,000)
                                            ----------    ----------    -----------    -----------
Fair value of plan assets at end of
  year..................................    $6,442,000    $5,623,000    $        --    $        --
                                            ==========    ==========    ===========    ===========

                                                PENSION BENEFITS              OTHER BENEFITS
                                            ------------------------    --------------------------
                                               2000          1999          2000           1999
                                            ----------    ----------    -----------    -----------
Funded status...........................    $  753,000    $  271,000    $(1,259,000)   $(1,014,000)
Unrecognized net actuarial loss
  (gain)................................      (511,000)      (95,000)       644,000        428,000
Unrecognized prior service cost.........        56,000        60,000       (260,000)      (321,000)
                                            ----------    ----------    -----------    -----------
Prepaid (accrued) benefit cost..........    $  298,000    $  236,000    $  (875,000)   $  (907,000)
                                            ==========    ==========    ===========    ===========

                                        PENSION BENEFITS                    OTHER BENEFITS
                                ---------------------------------   ------------------------------
                                  2000        1999        1998        2000       1999       1998
                                ---------   ---------   ---------   --------   --------   --------
COMPONENTS OF NET PERIODIC
  BENEFIT COST
Service cost.................   $ 173,000   $ 167,000   $ 151,000   $ 17,000   $ 33,000   $ 30,000
Interest cost................     368,000     349,000     327,000     85,000     67,000     72,000
Expected return on plan
  assets.....................    (440,000)   (404,000)   (361,000)        --         --         --
Amortization of prior service
  cost.......................       5,000       5,000       5,000    (61,000)   (61,000)        --
Amortization of unrecognized
  gain (loss)................          --       1,000          --     44,000     39,000     (1,000)
                                ---------   ---------   ---------   --------   --------   --------
Net periodic benefit cost....   $ 106,000   $ 118,000   $ 122,000   $ 85,000   $ 78,000   $101,000
                                =========   =========   =========   ========   ========   ========

     The assumptions used to determine pension costs and projected benefit obligations are as follows:

                                                   PENSION BENEFITS            OTHER BENEFITS
                                                -----------------------    -----------------------
                                                2000     1999     1998     2000     1999     1998
                                                -----    -----    -----    -----    -----    -----
Discount Rate...............................    7.00%    7.00%    7.25%    7.00%    7.00%    7.25%
Expected return on plan assets..............    8.00%    8.00%    8.00%    8.00%    8.00%    8.00%

     Investments in these plans consist of investments in money market funds, fixed income securities, investment contracts and equity mutual funds.

     A medical costs trend rate of 6% per year is assumed up to a maximum benefit of $3,120 per year pre age 65 and $924 post age 64. An increase or decrease in the assumed medical trend rate of 1% would not have a material impact on the accumulated postretirement benefit obligation as of

                 CENTRUM INDUSTRIES, INC. AND ITS SUBSIDIARIES

9. PENSION AND OTHER POSTRETIREMENT BENEFITS (CONTINUED)
March 31, 2000 or the aggregate of the service and interest cost component of the net postretirement benefit cost.

     The Company also sponsors various 401(k) profit sharing plans at its operating facilities covering substantially all salaried employees. The Company's contributions to these plans in 2000, 1999, and 1998 were $102,000, $138,000 and $175,000, respectively.

10. INCOME TAXES

     The provision (benefit) for income taxes consists of the following components:

                                                    YEAR ENDED MARCH 31,
                                           --------------------------------------
                                              2000          1999          1998
                                           ----------    -----------    ---------
Current:
  Federal..............................    $       --    $    19,821    $  30,743
  State and local......................        41,667        135,960      155,873
                                           ----------    -----------    ---------
                                               41,667        155,781      186,616
                                           ----------    -----------    ---------
Deferred:
  Federal..............................     4,549,731     (2,623,735)     613,675
  State and local......................       264,827        106,431     (310,808)
                                           ----------    -----------    ---------
                                            4,814,558     (2,517,304)     302,867
                                           ----------    -----------    ---------
       Total provision (benefit).......    $4,856,225    $(2,361,523)   $ 489,483
                                           ==========    ===========    =========

     The difference between the total income tax provision (benefit) computed using the federal statutory income tax rate and the Company's effective tax rate is as follows:

                                                          YEAR ENDED MARCH 31,
                                                       ---------------------------
                                                       2000       1999       1998
                                                       -----      -----      -----
Federal statutory rate.............................    (34.0)%    (34.0)%     34.0%
Amortization of intangibles........................     10.3         .8        2.5
Utilization of state tax credit....................       --         --      (11.9)
Change in valuation allowance......................     69.2      (14.2)        --
State and local taxes..............................      2.9        4.2        2.3
Other..............................................     (1.1)       (.8)       6.0
                                                       -----      -----      -----
Effective tax rate.................................     47.3%     (44.0)%     32.9%
                                                       =====      =====      =====

     During 2000, management increased its valuation reserve for net operating loss carryforwards (NOLs) by $7,099,966 as a result of continued net losses and increasing uncertainty regarding the Company's ability to utilize these NOLs prior to their expiration. During 1999, management reduced the valuation allowance by $827,000 due primarily to the utilization of certain NOLs not previously recognized.

                 CENTRUM INDUSTRIES, INC. AND ITS SUBSIDIARIES

10. INCOME TAXES (CONTINUED)
     Deferred income tax assets and liabilities are comprised of the following at March 31:

                                                                   2000           1999
                                                                -----------    -----------
Assets:
  Environmental liabilities.................................    $    68,582    $    80,116
  Vacation..................................................        106,233        133,613
  Bonus.....................................................         24,805          2,550
  Other employee-related accruals...........................        169,596         20,122
  Other.....................................................        305,899        607,970
  Net operating loss and alternative minimum tax
     carryforwards..........................................      9,570,589      6,622,766
                                                                -----------    -----------
Deferred tax assets before valuation allowance..............     10,245,704      7,467,137
Valuation allowance.........................................     (7,938,020)      (838,054)
                                                                -----------    -----------
Deferred tax assets after valuation allowance...............      2,307,684      6,629,083
                                                                -----------    -----------
Liabilities:
  Inventory.................................................       (795,700)      (650,296)
  Property, plant and equipment.............................     (1,511,984)    (1,164,229)
                                                                -----------    -----------
Deferred tax liabilities....................................     (2,307,684)    (1,814,525)
                                                                -----------    -----------
Net deferred tax asset......................................    $        --    $ 4,814,558
                                                                ===========    ===========

     At March 31, 1999, $1,625,607 of net deferred tax assets are classified with net assets held for sale.

     At March 31, 2000 and 1999, the Company had approximately $26,000,000 and $17,000,000, respectively, in federal NOLs available which expire in the years 2003 through 2020, and alternative minimum tax credit carryforwards of $834,000 at March 31, 2000 and 1999 which do not expire. Under Section 382 of the United States Internal Revenue Code of 1986, as amended (the Code), a portion of the NOLs may be subject to limitations. If certain stock ownership changes described in the Code occur in the future, these restrictions would further limit the Company's future use of its NOLs.

     Taxes paid for the years ended March 31, 2000, 1999 and 1998 were $24,183 and $39,965 and 41,278, respectively.

11. COMMITMENTS AND CONTINGENT LIABILITIES

LITIGATION

     During and subsequent to the fourth quarter of fiscal 2000, American Handling, Inc. and Northern were named as defendants in lawsuits filed by vendors seeking payment for services and products provided to AH. At March 31, 2000, AH owed approximately $3.8 million to unsecured vendors. The Company's parent has also been named as a codefendant in four of these lawsuits in the aggregate amount of approximately $942,000. Also, on June 6, 2000, an involuntary bankruptcy petition was filed against Northern in United States Bankruptcy Court in the Northern district of California by three of its unsecured vendors. Although the ultimate outcome of such litigation can not be ascertained at this time, based on the knowledge of the applicable laws and facts, it is

                 CENTRUM INDUSTRIES, INC. AND ITS SUBSIDIARIES

11. COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED) management's opinion that these lawsuits should not have a material adverse effect on the Company's consolidated financial position or results of operations.

     The Company is also involved in other routine litigation and various legal efforts incidental to the normal operations of its business. In management's opinion, none of these matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

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

     Private party suits and actual cleanup costs in excess of governmental estimates can affect the reliability of the Company's loss estimates. Pursuant to the environmental statutes, the Company may be found jointly and severally liable to the government for cleanup costs; however, management believes that the current status of government settlements and group cleanup participation at the site indicates that the liability will be shared by responsible parties. Currently, there are at least 18 parties participating in various settlements of the cost recovery actions, including a pro rata cost sharing arrangement with respect to the site cleanup work. The Company has negotiated an insurance settlement which requires the carrier to reimburse the Company for site expenses and certain legal fees subject to a ceiling. At March 31, 2000 and 1999, the Company has recorded a liability of $280,000 and $400,000, respectively, of which $280,000 and $163,800, respectively, were recorded as a current liability.

LEASE COMMITMENTS

     The Company leases certain equipment and vehicles under operating lease agreements which expire at various dates through fiscal 2005. The aggregate minimum commitments relating to these operating leases subsequent to March 31, 2000 are set forth below:

2001..................................................    $  676,198
2002..................................................       574,738
2003..................................................       509,999
2004..................................................       250,997
2005..................................................         1,024
                                                          ----------
                                                          $2,012,956
                                                          ==========

     The Company also leases office space and additional warehouse space on a month to month basis. Total rental expense under these agreements was $39,000, $75,982 and $49,500 for the years ended March 31, 2000, 1999 and 1998, respectively.

                 CENTRUM INDUSTRIES, INC. AND ITS SUBSIDIARIES

12. CAPITAL STOCK

     The Company is a Delaware corporation with two classes of stock, common stock and serial preferred stock.

     During 1999 and 1998, options and warrants to acquire 82,500 and 1,333, respectively, shares of common stock were exercised at prices of $.372 and $1.00 per share. No options or warrants were exercised during 2000.

     During 1998, the Company issued common stock valued at $74,844 in connection with the purchase of Taylor (see Note 1). This transaction has been excluded from the accompanying consolidated statement of cash flows as it is a non-cash transaction.

     The difference between the weighted average number of common shares used in the basic and diluted earnings per share computations for 1998 is due to incremental shares from the assumed conversion of warrants. There were no differences in the weighted average number of shares in 2000 and 1999 as the effect of converting the options and warrants would be antidilutive. Net income amounts used in the basic and diluted earnings per share calculations are the same for 2000, 1999 and 1998.

     Options and warrants to purchase 4,153,600, 4,128,600 and 2,159,000 shares of common stock were outstanding during 2000, 1999 and 1998, respectively.

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

13. RELATED PARTIES

     The Company has subordinated debt agreements with First New England Capital, MorAmerica and the North Dakota Small Business Investment Company. Two representatives of the lenders are also members of the Company's board of directors. The Company recorded $289,000 in interest expense related to these debt agreements during each of the fiscal years ending 2000, 1999 and 1998.

     At March 31, 2000 and 1999, the Company had unsecured notes payable to certain of its shareholders, as described in Note 8.

                 CENTRUM INDUSTRIES, INC. AND ITS SUBSIDIARIES

14. REPORTABLE SEGMENTS

     The Company's reportable segment, metal forming operations, is described in
Note 1.

     Income and expenses not allocated to reportable segments in computing operating income include certain corporate expenses, interest expenses and interest income. There are no intersegment sales. The segment information is prepared consistent with the accounting policies outlined in Note 1.

                                                          METAL        CORPORATE
                                                         FORMING          AND
                                                       OPERATIONS        OTHER          TOTAL
                                                       -----------    -----------    -----------
2000
Net sales..........................................    $44,755,654                   $44,755,654
Operating income (loss)............................      1,293,371    $  (633,581)       659,790
Interest expense, net..............................      2,214,009        497,938      2,711,947
Income (loss) from continuing operations before
  taxes............................................       (892,068)    (1,131,519)    (2,023,587)
Income tax expense (benefit).......................      2,099,192      1,105,531      3,204,723
Net loss...........................................     (2,991,260)    (2,237,050)    (5,228,310)
Depreciation.......................................      1,844,924          4,264      1,849,188
Total assets.......................................     35,650,686        806,322     36,457,008
Capital expenditures...............................        942,379                       942,379
1999
Net sales..........................................    $48,520,403                   $48,520,403
Operating income (loss)............................        983,590    $(1,017,575)       (33,985)
Interest expense, net..............................      2,039,069        622,971      2,662,040
Loss before taxes..................................     (1,036,989)    (1,850,128)    (2,887,117)
Income tax benefit.................................       (542,944)    (1,063,003)    (1,605,947)
Net loss from continuing operations................     (1,729,046)       153,018     (1,576,028)
Depreciation.......................................      1,666,843          3,888      1,670,731
Total assets.......................................     39,145,912      7,602,830     46,748,742
Capital expenditures...............................      3,445,397          6,275      3,451,672
1998
Net sales..........................................    $52,025,186                   $52,025,186
Operating income (loss)............................      4,717,165    $(1,248,725)     3,468,440
Interest expense, net..............................      2,188,891        620,133      2,809,024
Income (loss) from continuing operations before
  taxes............................................      2,580,923     (1,867,986)       712,937
Income tax expense.................................         89,195        145,361        234,556
Net income (loss)..................................      2,491,728     (2,013,347)       478,381
Depreciation.......................................      1,544,949          3,136      1,548,085
Total assets.......................................     38,814,839      7,919,905     46,734,744
Capital expenditures...............................      1,236,761          8,994      1,245,755

     During fiscal 2000 and 1999, the Company's sales to its largest customer totaled $6.8 million and $5.2 million, or 15% and 10% of sales, respectively. These sales were recorded by the metal forming operations to a Company in the power generation market.

                 CENTRUM INDUSTRIES, INC. AND ITS SUBSIDIARIES

15. STOCK OPTIONS AND WARRANTS

     During 1999, non-employee directors of the Company's board of directors received options to acquire 70,000 shares of the Company's common stock with an exercise price of $2.00 per share. Also during 1999, officers and employees of the Company received vested options to acquire 364,100 shares of the Company's common stock with an exercise price of $2.00 per share. During 1998, non-employee directors of the Company's board of directors received options to acquire 105,000 shares of the Company's common stock with an exercise price of $2.00 per share. Also during 1998, officers and employees of the Company received vested options to acquire 392,500 shares and non-vested options to acquire 450,000 shares of the Company's common stock with an exercise price of $2.00 per share. The non-vested options will vest upon the attainment of certain sales levels and earnings before interest and taxes during future fiscal years. These levels were not attained during 2000, 1999 or 1998, and therefore, none of the options are currently vested.

     The following summarizes the stock option and warrant transactions for the three years ended March 31, 2000:

                                                                 NUMBER       PRICE PER
                                                                OF SHARES       SHARE
                                                                ---------    ------------
Outstanding at March 31, 1997...............................    3,230,835    $ .64 - 2.00
     Granted................................................      963,992            2.00
     Exercised..............................................       (1,000)           1.00
     Cancelled..............................................     (114,073)    1.00 - 2.00
                                                                ---------    ------------
Outstanding at March 31, 1998...............................    4,079,754      .64 - 2.00
     Granted................................................      542,946            2.00
     Exercised..............................................      (82,500)           1.00
     Cancelled..............................................     (411,600)    1.00 - 2.00
                                                                ---------    ------------
Outstanding at March 31, 1999...............................    4,128,600      .64 - 2.00
     Granted................................................       40,000            2.00
     Exercised..............................................
     Cancelled..............................................      (15,000)           2.00
                                                                ---------    ------------
Outstanding at March 31, 2000...............................    4,153,600    $ .64 - 2.00
                                                                =========    ============

     No expense has been charged to income relating to stock options. If the fair value method of accounting for stock options prescribed by SFAS No. 123 had been used, the expense relating to the stock options would have been $258,000 in 2000, $256,000 in 1999 and $215,000 in 1998. Pro forma net income (loss) would have been $(16,272,585) in 2000, $(3,375,198) in 1999 and $1,163,440 in 1998.
Pro forma basic earnings per share would have been $(1.92), $(.40) and $.14 in 2000, 1999 and 1998, respectively. The pro forma effect on net income (loss) is not representative of the pro forma effect on net income (loss) that will be disclosed in future years because it does not take into consideration pro forma compensation expense relating to grants made prior to 1996.

                 CENTRUM INDUSTRIES, INC. AND ITS SUBSIDIARIES

15. STOCK OPTIONS AND WARRANTS (CONTINUED)
     The fair value of each option grant was estimated on the date of grant using the Black Scholes model with the following assumptions.

                                                  2000          1999          1998
                                                --------      --------      ---------
Risk-free interest rate.....................        6.10%          5.7%     6.6 - 6.7%
Expected average life.......................    10 years      10 years       10 years
Stock price volatility......................        36.6%         36.6%          36.6%

                            CENTRUM INDUSTRIES, INC.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                    COLUMN C
          COLUMN A             COLUMN B             ADDITIONS             COLUMN D          COLUMN E
----------------------------  ----------   ---------------------------   ----------       -------------
                              BALANCE AT   CHARGED TO   CHARGED TO
                              BEGINNING    COSTS AND    OTHER ACCOUNTS   DEDUCTIONS       BALANCE AT
        DESCRIPTION           OF PERIOD     EXPENSES    -- DESCRIBE      -- DESCRIBE      END OF PERIOD
----------------------------  ----------   ----------        ----        ---------         ----------
Year ended March 31, 2000
Valuation allowance for
  deferred tax asset........  $  838,054   $7,099,966                                      $7,938,020
Valuation for LIFO
  reserve...................    (574,482)    (123,468)                                       (697,950)
Valuation allowance for
  accounts receivable.......      57,720      (13,720)                                         44,000
Year ended March 31, 1999
Valuation allowance for
  deferred tax asset........  $1,664,790                                 $(826,736)(A)     $  838,054
Valuation for LIFO
  reserve...................    (449,070)    (125,412)                                       (574,482)
Valuation allowance for
  accounts receivable.......      43,920       13,800                                          57,720
Year ended March 31, 1998
Valuation allowance for
  deferred tax asset........  $1,664,790                                                   $1,664,790
Valuation for LIFO
  reserve...................    (162,610)    (286,460)                                       (449,070)
Valuation allowance for
  accounts receivable.......      73,710                                 $ (29,790)(B)         43,920

-------------------------
(A) Based on information regarding the realization of certain deferred tax assets, the valuation reserve was reduced.

(B) Allowance for doubtful accounts was reduced by the amount of accounts written off.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     This item is not applicable.

                                    PART III

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS OF CENTRUM

     The executive officers and directors of Centrum at March 31, 2000 were as follows:

George H. Wells........................    Chief Executive Officer since June 1995. President
                                           since 1992. Chief Operating Officer from 1992 to May
                                           1995. Chairman and Chief Executive Officer, McInnes
                                           Steel Company since March 1996. Director since 1992.
Timothy M. Hunter......................    Chief Financial Officer and Treasurer of Centrum since
                                           August 1996. Secretary of Centrum since December 1997.
                                           Chief Financial Officer, McInnes Steel Company, since
                                           March 1996. Executive Vice President, McInnes Steel
                                           Company since March 1998. Vice President, McInnes Steel
                                           Company from March 1996 to March 1998.
Robert J. Fulton.......................    Director, since 1993.
Wilfred E. Herring.....................    Director, since 2000.
David L. Hart..........................    Director, since 1989.
Richard C. Klaffky.....................    Director, since 1996.
Mervyn H. Manning......................    Director, since 1996.
David R. Schroder......................    Director, since 1996.
Thomas E. Seiple.......................    Director, since 1988.

     Information concerning the backgrounds and occupations for directors and executive officers is as follows:

     George H. Wells, age 56, currently a Director, is Chairman of the Board, President and Chief Executive Officer of the Company. From 1990 to October 1991, he served as President and Chief Executive Officer of Doehler-Jarvis, a Toledo, Ohio-based producer of die cast and semi-permanent mold aluminum components utilized by the automotive industry and in general industrial applications. From 1985-1989, he served as President and Chief Operating Officer and as a Director of National Forge Company of Irvine, Pennsylvania, which produced precision machined components. Mr. Wells has been a Director and President of the Company since 1992.

     Robert J. Fulton, age 57, currently a Director, President and Chief Executive Officer of Hoeganaes Company, a major supplier of powder metals, previously served Centrum as an officer and consultant. From 1990 until December 1992, he served as Executive Vice President and Chief Operating Officer of Doehler-Jarvis, a Toledo-based producer of die cast and semi-permanent mold aluminum components utilized by the automotive industry and in general industrial applications. From 1986 through 1990, he served as a Director and Executive Vice President in charge of marketing and manufacturing of National Forge Company of Irvine, Pennsylvania, which produced precision machined components. Mr. Fulton who has been a Director since 1992, serves as Chairman of the Compensation Committee and as a member of the Nominating Committee.

     David L. Hart, age 55, currently a Director, attended Colgate University. He has worked as a manufacturer's representative in the automotive industry, and for over five years has been the president of LeeHart Associates, in Toledo, Ohio. Mr. Hart has been a Director since 1989. Mr. Hart is a member of the Compensation and the Nominating Committees.

     Wilfred E. Herring, age 70, is a retired executive of Dana Corporation, where he most recently served as President of the Warehouse Distribution Division. He was previously President of the National Accounts Division, Automotive Sales Division, Dana World Trade and International After Market Group, and the Power Equipment Division. Since 1989, Mr. Herring has been the Executive Director of the National Engine Parts Manufacturers Association. Mr. Herring has served on the Board of Directors of several international companies. Mr. Herring holds a BA from Michigan State University and attended the Harvard Advanced Management Program.

     Richard C. Klaffky, age 53, currently a Director, is President and Chief Executive Officer of First New England Capital LP, a lender to Centrum. Mr. Klaffky is a member of the Board of Governors of the National Association of Small Business Investment Companies and serves on the boards of several companies. Mr. Klaffky holds a BA from Brown University and an MBA from Columbia University. Mr. Klaffky has been a Director since 1996. Mr. Klaffky is a member of the Audit Committee.

     Mervyn H. Manning, age 67, currently a Director, is a retired senior executive of Ford Motor Company, where he had overall responsibility for Latin American and Asian Automotive Operations. Mr. Manning holds a BBA from the University of Michigan, as well as an MBA from Harvard Business School. Mr. Manning has been a Director since 1996. Mr. Manning is Chairman of the Audit Committee and a member of the Nominating Committee.

     David R. Schroder, age 57, currently a Director, is President of InvestAmerica Investment Advisors, Inc. and InvestAmerica N.D. Management Inc. These two companies manage MorAmerica Capital Company and the North Dakota Small Business Investment Company respectively, both of whom are lenders to Centrum. Mr. Schroder holds a BS degree from Georgetown University, as well as an MBA from the University of Wisconsin. Mr. Schroder has been a Director since 1996. Mr. Schroder is a member of the Compensation Committee and the Audit Committee.

     Thomas E. Seiple, age 54, currently a Director, graduated from Bowling Green State University in 1967, with a degree in Business Administration. Since 1981, he has been the President of United Roofing & Sheet Metal, Inc., a regional fabricator and construction business located in Toledo, Ohio. Mr. Seiple has been a Director since 1988. Mr. Seiple is a member of the Compensation Committee.

     Timothy M. Hunter, age 37, was appointed Chief Financial Officer, Treasurer and Assistant Secretary in August 1996 and Secretary in 1997. He has been Executive Vice-President and Chief Financial Officer of McInnes Steel Company since March 1998 and formerly served as Vice President and Chief Financial Officer from March 1996 to March 1998. He has been with McInnes Steel Company since 1986, where he served as Treasurer, prior to March 1996. Mr. Hunter holds a BS degree in Accounting from Villanova University. Mr. Hunter is a certified public accountant.

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

     Based solely upon the reports and related information furnished to the Company, the Company believes that all such filing requirements were complied with in a timely manner during and with respect to 2000.

ITEM 11. EXECUTIVE COMPENSATION

     The following table shows compensation paid or awarded by Centrum during the fiscal years ended March 31, 2000, 1999, and 1998 to the current executive officer of Centrum and the other executive officers of the Company for services in all capacities.

SUMMARY COMPENSATION TABLE

                                                        ANNUAL COMPENSATION               LONG TERM
                                              ---------------------------------------    COMPENSATION
             NAME AND                                                  OTHER ANNUAL      ------------
        PRINCIPAL POSITION            YEAR     SALARY      BONUS      COMPENSATION(1)     OPTIONS(#)
        ------------------            ----    --------    --------    ---------------     ----------
George H. Wells...................    2000    $251,164    $      0        $38,000(3)            --
Chief Executive                       1999    $227,173    $      0        $56,109(3)            --
Officer                               1998    $210,000    $113,800        $44,982(3)       450,000
Timothy M. Hunter.................    2000    $154,970    $      0        $     0               --
Chief Financial                       1999    $138,154    $      0        $ 6,166           52,930(2)
Officer                               1998    $121,731    $ 36,899        $ 6,166           55,671

-------------------------
(1) Includes Automobile Lease.

(2) Stock options were granted June 10, 1998 based upon the fiscal 1998 performance.

(3) Includes cost of retirement annuity paid or accrued. See Executive Compensation below.

OPTION GRANTS IN 2000 FOR NAMED EXECUTIVE OFFICERS

                                                      PERCENT OF
                                                         TOTAL
                                       NUMBER OF        OPTIONS
                                       SECURITIES     GRANTED TO
                                       UNDERLYING      EMPLOYEES      EXERCISE OR                    GRANT
                                        OPTIONS           IN          BASE PRICE     EXPIRATION       DATE
                                        GRANTED       FISCAL YEAR      PER SHARE        DATE        VALUE(1)
                                       ----------    -------------    -----------    ----------    ----------
George H. Wells....................        0               0               0            --            --
Timothy M. Hunter..................        0               0               0            --            --

-------------------------
(1) Based on the Constant Elasticity Variance of the Black-Scholes model using the following assumptions: (a) a ten year option term; (b) 36% volatility rate; and (c) 0% dividend yield. Actual gain, if any, is dependent upon the actual performance of the shares of common stock underlying these options. There is no assurance that the amounts shown in this column will be achieved.

     No options were exercised since April 1, 1998 through the date hereof by any of the named executives included in the summary compensation table.

     The following table sets forth information concerning the aggregate number of options held and the value of unexercised "in-the-money" options held at March 31, 2000 (the difference between the aggregate exercise price of all such options held and the market value of the shares covered by such options at March 31, 2000).

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

                                                 NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                                                UNDERLYING UNEXERCISED               IN-THE-MONEY
                                                   OPTIONS/SARS AT                 OPTIONS/SARS AT
                                                 FISCAL YEAR END (#)             FISCAL YEAR END ($)
                                             ----------------------------    ----------------------------
                  NAME                       EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
                  ----                       -----------    -------------    -----------    -------------
George H. Wells..........................      416,667         450,000           $--             $--
Timothy M. Hunter........................      279,632              --           $--             $--

     Mr. George Wells has an employment agreement with the Company which provides for an annual salary of $230,000, however, he is currently under a salary reduction agreement with the Company which lowers his salary to $200,000 through March 31, 2001. The employment agreement was approved by the Compensation Committee and the Company's Board of Directors to provide Mr. Wells with compensation and benefits which are comparable to companies similar in size and to ensure continuity in management at the Chief Executive level. Mr. Wells also receives a performance bonus of 5% of Centrum's consolidated before tax profit. In addition, Mr. Wells is entitled to an annual payment that net of applicable payroll taxes enables him to fund $25,000 toward a retirement annuity. The agreement also calls for an annual stock or cash bonus to be awarded at the discretion of the Board. Mr. Wells was not awarded any cash or stock bonus for 1999 or 2000. The contract has a three year term, which renews automatically unless terminated by either party in writing 60 days prior to the expiration date. In August 1997, Mr. Wells was granted a stock option for 450,000 shares of common stock. The options are exercisable and vested upon the attainment of certain sales levels and earnings before interest and taxes during future fiscal years. These levels were not attained during 2000 and, therefore, none of the options vested.

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

     Mr. Timothy Hunter entered into an employment agreement with McInnes Steel Company, a subsidiary of Centrum, dated February 29, 1996 which had a three year term. The agreement automatically renews from year to year on the anniversary commencing on the expiration of the term unless terminated by either party in writing 30 days prior to the expiration date.

     Mr. Hunter's annual salary from McInnes is $126,000 and is to be increased annually by a minimum of the greater of the change in the CPI or 4% per year. In addition to his salary, Mr. Hunter is entitled to cash bonuses and stock options as approved by the Board of Directors. Mr. Hunter was not awarded a cash bonus or stock option grant for 1999 or 2000 as a result of the Company's performance. In addition to his employment agreement with McInnes, Mr. Hunter is compensated $24,000 annually as an employee of Centrum. Mr. Hunter is currently a party to a $5,000 salary reduction agreement with McInnes and Centrum.

     Mr. Hunter's contract provides for his termination for cause. In the event that Mr. Hunter is terminated for any reason other than cause prior to expiration of the agreement, he is entitled to monthly severance compensation of his base monthly salary reduced by any salary or consulting income received from any source for a minimum period of one year.

     Messrs. Wells and Hunter are eligible to participate in the Company's 401(K) plans along substantially all salaried employees. The Company contributes to the plans and the Company's contribution is allocated to the accounts of the plan participants on a nondiscriminatory basis. The Company contributed $3,486, and $2,520 on behalf of Messrs. Wells, and Hunter, respectively, during 2000.

     On June 10, 1998, the Company's Board of Directors adopted the Centrum Industries, Inc. Executive Employees Deferred Compensation Plan, which was approved by the Company's shareholders on November 12, 1998, to permit selected executive employees of the Company to elect to defer receipt of all or part of their current salaries and/or cash earned under the Company's Performance Award Plan, described below. Participation in the Deferred Compensation Plan is entirely voluntary. Deferred amounts will be credited to an account for the executive's benefit on the Company's books and will be interest at the prevailing prime rate, but such amounts will remain Company assets. Payment will be made in a lump sum or in annual installments following termination of employment. The Company does not contribute to this Plan or match an individual's contributions to the Plan. No amounts have been deferred.

     On June 10, 1998, the Company's Board of Directors also adopted a Performance Award Plan, which was approved by the Company's shareholders at the Annual Meeting of Shareholders held on November 12, 1998. The Performance Award Plan provides for the granting and, to the extent earned, the payment of performance awards to officers and other selected management employees who contribute to the annual and long-term success of the Company by making the amount of their compensation significantly contingent upon the Company's annual and long-term profitable performance and growth. The Performance Award Plan is administered by the Compensation Committee of the Board of Directors (the "Committee") and the Company's Chief Executive Officer ("CEO"). Any elected officer of the Company and other key management employees recommended by the CEO and approved by the Committee are eligible to participate in the Performance Award Plan. The Performance Award Plan provides for the payment of performance awards which have been earned on the basis of the Company's financial performance for each fiscal year and/or for longer award periods of up to five years. These award periods and the related performance objectives are established by the Committee. The Performance Award Plan permits earned awards to be paid in cash, in shares of the Company's Common Stock, in stock subject to specified restrictions, or in stock options issued pursuant to the Employees Stock Option Plan, described below. The Performance Award Plan permits up to 250,000 shares of the Company's common stock to be issuable in the aggregate under the Performance Award Plan, excluding shares issued upon exercise of options granted under the Employees Stock Option Plan. The Committee has not approved any awards under the Performance Award Plan for fiscal 2000 as a result of the Company's performance.

     The Centrum Industries, Inc. Employees Stock Option Plan was also approved by the shareholders at the Annual Meeting of Shareholders on November 12, 1998, which is administered by the Committee and the CEO, except that all matters with respect to grants to the CEO must be approved by the entire Board of Directors. A maximum of 1,000,000 shares may be granted under this Plan, on terms and conditions specified by the Committee. Any current management employee of the Company who is recommended by the CEO and approved by the Committee is eligible to be granted an option. The Committee has not approved the grant of any options for fiscal 2000 as a result of the Company's performance.

                        DIRECTORS' FEES AND COMPENSATION

     Directors who are employees of the Company or any subsidiary do not receive any fees for Board or committee service. The Company reimburses all directors for travel, lodging, and related expenses that they may incur in attending Board and committee meetings.

     During 1999, the seven non-employee directors received $2,500 for each Board meeting attended subsequent to April 1, 1998 and $1,000 for each committee meeting attended subsequent to April 1, 1998. During 2000, the Company paid aggregate fees of $43,000 to the current Directors through the September 15, 1999 meeting. Subsequent to that meeting, the Board resolved to eliminate all Board meeting and Committee meeting fees effective the December 2, 1999 due to the performance of the Company.

     On June 10, 1998, the Company's Board of Directors adopted the Centrum Industries, Inc. Directors Deferred Compensation Plan to permit directors of the Company to elect to defer receipt of all or part of their current Directors fees. Participation in the Deferred Compensation Plan is entirely voluntary, and as of December 2, 1999, no Directors have elected to participate. Deferred amounts will be credited to an account for the Director's benefit on the Company's books and will be interest at the prevailing prime rate, but such amounts will remain Company assets. Payment will be made in a lump sum or in annual installments following termination of the Director's service. The Company does not contribute to this Plan or match a Director's contributions to the Plan.

     At the Annual Meeting of Shareholders held on November 12, 1998, the shareholders approved the Stock and Option Plan for Directors of the Company, to provide outside Directors with the opportunity to become owners of the Company's common stock. Options for a maximum of 750,000 shares may be granted under this Plan. No stock options were granted under this Plan in fiscal 2000 based upon the Company's 1999 financial performance.

     No stock options are being granted in fiscal 2000 to the Directors based upon the Company's 1999 financial performance. No options were exercised for the fiscal year ended March 31, 2000 by any of the Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table shows the number of shares of Common Stock beneficially owned as of May 30, 2000 by each director and nominee, each of the executive officers named in the Summary Compensation Table included elsewhere herein, all directors and executive officers of the Company as a group, and each 5% holder. The address of each beneficial owner and executive officer listed below, unless otherwise noted, is c/o Centrum Industries, Inc., 441 East Main Street, Corry, PA 16407.

                                                                    NUMBER OF SHARES OF CENTRUM
                                                                           COMMON STOCK
                                                              ---------------------------------------
                                                               BENEFICIALLY OWNED         % OF CLASS
                                                              --------------------       ------------
George H. Wells (a).......................................           586,545                  4.8
Timothy M. Hunter (b).....................................           291,632                  2.4
Robert J. Fulton (c)......................................           484,545                  4.0
David L. Hart (d).........................................           270,418                  2.2
Wilfred E. Herring........................................           147,328                  1.2
Mervyn H. Manning (e).....................................            75,000                  0.6
David R. Schroder (f).....................................           938,987                  7.7
Thomas E. Seiple (g)......................................           147,163                  1.2
MorAmerica Capital Company (h)(i).........................         1,350,338                 11.1
North Dakota Small Business...............................         1,350,338                 11.1
  Investment Company (h)(i)
First New England Capital Limited.........................         1,350,338                 11.1
  Partnership (h)(i)
All current directors and executive officers
  of the company as group.................................         3,352,969                 27.5

-------------------------
The beneficial owner has sole voting and investment power with respect to all shares listed, unless otherwise noted.

(a) Includes 416,667 shares Mr. Wells currently has the right to acquire pursuant to stock options; includes 3,211 shares with respect to Mr. Wells' ownership of shares held by Seneca Sheet Metal Company.

(b) Includes 279,632 shares Mr. Hunter currently has the right to acquire pursuant to stock options.

(c) Includes 306,667 shares Mr. Fulton currently has the right to acquire pursuant to stock options; includes 3,211 shares with respect to Mr. Fulton's ownership of shares held by Seneca Sheet Metal Company.

(d) Includes 40,000 shares Mr. Hart currently has the right to acquire pursuant to stock options; includes 29,085 shares held by Mr. Hart's wife with respect to which she has sole voting and dispositive power.

(e) Includes 25,000 shares Mr. Manning has the right to acquire pursuant to stock options; includes 50,000 shares held by the Mervyn H. Manning Trust.

(f) Includes 655,403 shares MorAmerica Capital Company (MorAmerica) currently has the right to acquire and 258,584 shares North Dakota Small Business Investment Company (NDSBIC) currently has the right to acquire pursuant to a note and warrant agreement with the holders of the 11% convertible subordinated debt. Includes 17,927 shares MorAmerica has the right to acquire and 7,073 shares NDSBIC has the right to acquire pursuant to the assignment of a stock option from Mr. Schroder. Mr. Schroder serves as the President of the entities managing MorAmerica and NDSBIC.

(g) Includes 40,000 shares Mr. Seiple currently has the right to acquire pursuant to stock options.

(h) MorAmerica, NDSBIC, First New England Capital LP (FNEC) jointly filed a schedule 13D subsequent to the issuance of the note and warrant agreement with the holders of the 11% convertible subordinated debt.

(i) Includes 655,403 shares MorAmerica currently has the right to acquire, 258,584 shares NDSBIC currently has the right to acquire, and 386,351 shares FNEC currently has the right to acquire pursuant to a note and warrant agreement with the holders of the 11% convertible subordinated debt. Includes 17,927 shares MorAmerica has the right to acquire and 7,073 shares NDSBIC has the right to acquire pursuant to the assignment of a stock option from David Schroder; includes 25,000 shares FNEC has the right to acquire pursuant to the assignment of a stock option from Richard Klaffky. The address of MorAmerica and NDSBIC is 101 Second Street S.E., Suite 800, Cedar Rapids IA 52401. The address of FNEC is 100 Pearl St, Hartford CT 06103.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Continental Capital, Inc. (Continental) is a shareholder of the Company and, Mr. William C. Davis, its Chairman and Chief Executive Officer was, from 1988 to 1995, a Director and Chief Executive Officer of the Company and was a Director from June 1995 until January 2000. Mr. Davis was Vice President and Secretary for the period of December 1995 to December 1997. No payments were made nor were any due to Continental, in 1998, 1999, or 2000.

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

  4.4 The instruments defining the rights of the holders of certain notes, styled as "Loans with Warrants," issued in 1993-1995, are not being filed herewith, as permitted by Regulation Section 229-601(b)(4)(iii), because such securities do not exceed 10 percent of the total assets of the Company and its consolidated subsidiaries. The Company hereby agrees to furnish a copy of such agreements to the Commission upon request.
  4.5 The 11% Convertible Subordinated Notes issued in March 1996 in the aggregate principal amount of $2,500,000 (issued together with warrants for 1,250,000 shares of the Company's common stock) are not being filed herewith, as permitted by Regulation Section 229-601(b)(4)(iii), because such securities do not exceed 10 percent of the total assets of the Company and its consolidated subsidiaries. The Company hereby agrees to furnish a copy of such agreements to the Commission upon request.
  4.6 Certain subordination agreements executed in March 1996 by new and existing noteholders of the Company are not being filed herewith, as permitted by Regulation Section
         229.601(b)(4)(iii), because such securities do not exceed 10 percent of the total assets of the Company and its consolidated subsidiaries. The Company hereby agrees to furnish a copy of such agreements to the Commission upon request.
  4.7 The instrument defining the rights of the holders certain debt incurred in the acquisition of substantially all the assets of Taylor Forge International, Inc., issued in June
         1997 in the principal amount of $250,000, is not being filed herewith, as permitted by Regulation Section
         229.601(b)(4)(iii), because such security does not exceed 10 percent of the total assets of the Company and its consolidated subsidiaries. The Company hereby agrees to furnish a copy of such to the Commission upon request.
  4.8 The instruments defining the rights of the holders of certain debt incurred in the acquisition of Micafil, Inc., in May 1993, including the restatements of such original instruments, are not being filed herewith, as permitted by Regulation Section 229.601(b)(4)(iii), because such securities do not exceed 10 percent of the total assets of the Company and its consolidated subsidiaries. The Company hereby agrees to furnish a copy of such agreements to the Commission upon request.
  9.1 Equity Holders Agreement dated as of February 29, 1996, effective as of March 8, 1996, by and among First New
         England Capital Limited Partnership, MorAmerica Capital
         Corp., North Dakota Small Business Investment Company,
         Centrum Industries, Inc. and certain shareholders of Centrum
         Industries, Inc. (filed as Exhibit 9.1 to the Company's
         Report on Form 10-K for the fiscal year ended March 31, 1996, file number 0-9607, and incorporated herein by reference).
 10.1    Registration Rights Agreement by and among Centrum
         Industries, Inc. and Taylor Forge International, Inc., dated
         June 4, 1997 (filed as Exhibit 10.2 to the Company's Report on Form 8-K, filed with the Commission on June 19, 1997, file number 0-9607, and incorporated herein by reference).
 10.2    Note and Warrant Purchase Agreement dated as of February 29,
         1996 and effective as of March 8, 1996, by and among MorAmerica Capital Corporation, First New England Capital
         Limited Partnership, and North Dakota Small Business
         Investment Company and Centrum Industries, Inc. with respect to 11% convertible, subordinated notes and warrants for the purchase of 1,250,000 shares of the Company's common stock
         (filed as Exhibit 10.3 to the Company's Report on Form 10-K for the fiscal year ended March 31, 1996, file number
         0-9607, and incorporated herein by reference).
10.10    Amended and Restated Employment Agreement with George H.
         Wells executed November 18, 1996 (filed as Exhibit 10.13 to the Company's Report on Form 10-K for the fiscal year ended
         March 31, 1997, file number 0-9607, and incorporated herein by reference).

10.11    Employment Agreement with Timothy M. Hunter (filed as
         Exhibit 10.15 to the Company's Report on Form 10-K for the fiscal year ended March 31, 1996, file number 0-9607, and incorporated herein by reference).
10.12    Stock Option Agreement with Timothy M. Hunter (filed as
         Exhibit 10.19 to the Company's Report on Form 10-K for the fiscal year ended March 31, 1996, file number 0-9607, and incorporated herein by reference).
10.13    Stock Option Agreement with Timothy M. Hunter (filed as
         Exhibit 10.20 to the Company's Report on Form 10-K for the fiscal year ended March 31, 1996, file number 0-9607, and incorporated herein by reference).
10.14    Model Board of Directors Stock Option Agreement (filed as
         Exhibit 10.24 to the Company's Report on Form 10-Q for the quarter ended December 31, 1996, file number 0-9607, and incorporated herein by reference).
10.15    Model Employee Stock Option Agreement (filed as Exhibit
         10.25 to the Company's Report on Form 10-Q for the quarter ended December 31, 1996, file number 0-9607, and incorporated herein by reference).
10.16    Stock Option Agreement with George H. Wells dated December
         2, 1996 (filed as Exhibit 10.26 to the Company's Report on
         Form 10-Q for the quarter ended December 31, 1996, file number 0-9607, and incorporated herein by reference).
10.17    Stock Option Agreement with Timothy M. Hunter dated December
         2, 1996 (filed as Exhibit 10.27 to the Company's Report on
         Form 10-Q for the quarter ended December 31, 1996, file number 0-9607, and incorporated herein by reference).
10.18    Model Employee Stock Option Agreement (filed as Exhibit
         10.30 to the Company's Report on Form 10-Q for the quarter ended June 30, 1997, file number 0-9607, and incorporated herein by reference).
10.19    Stock Option Agreement with Timothy M. Hunter dated July 21,
         1997 filed as Exhibit 10.31 to the Company's Report on Form
         10-Q for the quarter ended June 30, 1997, file number
         0-9607, and incorporated herein by reference).
10.20    Amendment to Amended and Restated Employment Agreement with
         George H. Wells executed June 27, 1997 (filed as Exhibit
         10.33 to the Company's Report on Form 10-Q for the quarter ended June 30, 1997, file number 0-9607, and incorporated herein by reference).
10.21    Stock Option Agreement with George H. Wells, dated August
         26, 1997 (filed as Exhibit 4.8 to the Company's Registration
         Statement under the Securities Act of 1933 on Form S-8, filed with the commission on September 3, 1997, number
         0-9607, and incorporated herein by reference.)
10.22    Stock Option Agreement with William C. Davis, dated May 7,
         1997, memorializing options granted April 15, 1995 (filed as
         Exhibit 4.20 to the Company's Registration Statement under the Securities Act of 1933 on Form S-8, filed with the commission on September 3, 1997, file number 0-09607, and incorporated herein by reference.)
10.23    Stock Option Agreement with George H. Wells, dated May 7,
         1997, memorializing options granted April 15, 1995 (filed as
         Exhibit 4.21 to the Company's Registration Statement under the Securities Act of 1933 on Form S-8, filed with the commission on September 3, 1997, file number 0-09607, and incorporated herein by reference.)
10.24    Stock Option Agreement with George H. Wells, Dated August
         15, 1995 (filed as Exhibit 4.22 to the Company's
         Registration Statement under the Securities Act of 1933 on
         Form S-8, filed with the Commission on September 3, 1997, file number 0-9607, and incorporated herein by reference).

10.25    Stock Option Agreement with Robert J. Fulton, Dated August
         15, 1995 (filed as Exhibit 4.23 to the Company's
         Registration Statement under the Securities Act of 1933 on
         Form S-8, filed with the Commission on September 3, 1997, file number 0-9607, and incorporated herein by reference).
10.26    Stock Option Agreement with Robert J. Fulton, Dated January
         10, 1993 (filed as Exhibit 4.24 to the Company's
         Registration Statement under the Securities Act of 1933 on
         Form S-8, filed with the Commission on September 3, 1997, file number 0-9607, and incorporated herein by reference).
10.27    Model Directors Stock Option Agreement for options dated
         September 1, 1997 (filed as Exhibit 4.25 to the Company's
         Registration Statement under the Securities Act of 1933 on
         Form S-8, filed with the Commission on September 3, 1997, file number 0-9607, and incorporated herein by reference).
10.28 Loan and Security Agreement dated as of February 25, 1999, by and among BankAmerica Business Credit, Inc. as Lender and McInnes Steel Company, MRR-Memphis Forge Company, Erie
         Bronze & Aluminum Company, Eballoy Glass Products Company,
         McInnes International, Inc, American Handling, Inc.,
         Northern Steel Company and Micafil, Inc. as Borrowers (filed as Exhibit 10.41 to the Company's Report on Form 10-K for the fiscal year ended March 31, 1999, file number 0-9607, and incorporated herein by reference).
10.29    Centrum Industries, Inc. Executive Employees Deferred
         Compensation Plan (filed as Exhibit 10.42 to the Company's
         Report on Form 10-K for the fiscal year ended March 31, 1999, file number 0-9607, and incorporated herein by reference).
10.30    Centrum Industries, Inc. Directors Deferred Compensation
         Plan (filed as Exhibit 10.43 to the Company's Report on Form
         10-K for the fiscal year ended March 31, 1999, file number
         0-9607, and incorporated herein by reference).
10.31    Centrum Industries, Inc. Performance Award Plan (filed as
         Appendix 1 to the Company's Definitive Proxy Statement filed with the Commission on September 24, 1998, file number
         0-9607, and incorporated herein by reference).
10.32 Centrum Industries, Inc. Employees Stock Option Plan (filed as Appendix 2 to the Company's Definitive Proxy Statement filed with the Commission on September 24, 1998, file number
         0-9607, and incorporated herein by reference).
10.33    Stock and Option Plan for Directors of Centrum Industries,
         Inc. (filed as Appendix 3 to the Company's Definitive Proxy
         Statement filed with the Commission on September 24, 1998, file number 0-9607, and incorporated herein by reference).
10.34    Waiver and Amendment No. 1 to the Loan and Security
         Agreement dated as of February 25, 1999, by and among BankAmerica Business Credit, Inc. as Lender and McInnes
         Steel Company, MRR-Memphis Forge Company, Erie Bronze &
         Aluminum Company, Eballoy Glass Products Company, McInnes
         International, Inc., American Handling, Inc., Northern Steel
         Company and Micafil, Inc. as Borrowers (filed as Exhibit
         10.47 to the Company's Report on Form 10-K for the fiscal year ended March 31, 1999, file number 0-9607, and incorporated herein by reference).
10.35 Amendment No. 2 to the Loan and Security Agreement dated as of February 25, 1999, by and among BankAmerica Business
         Credit, Inc. as Lender and McInnes Steel Company,
         MRR-Memphis Forge Company, Erie Bronze & Aluminum Company,
         Eballoy Glass Products Company, McInnes International, Inc.,
         American Handling, Inc., Northern Steel Company and Micafil,
         Inc. as Borrowers (filed as Exhibit 10.48 to the Company's
         Report on Form 10-K for the fiscal year ended March 31, 1999, file number 0-9607, and incorporated herein by reference).

10.36    Third Amendment to the Loan and Security Agreement dated as of February 25, 1999, by and among BankAmerica Business
         Credit, Inc. as Lender and McInnes Steel Company,
         MRR-Memphis Forge Company, Erie Bronze & Aluminum Company,
         Eballoy Glass Products Company, McInnes International, Inc.,
         American Handling, Inc., Northern Steel Company and Micafil,
         Inc. as Borrowers (filed as Exhibit 10.49 to the Company's
         Report on Form 10-K for the fiscal year ended March 31,
         1999, file number 0-9607, and incorporated herein by
         reference).
10.37    Forbearance Agreement with BankAmerica Business Credit, Inc.
         dated February 14, 2000 (filed herewith).
   21    List of Subsidiaries of Centrum Industries, Inc. (filed
         herewith).
   27    Financial Data Schedules (filed herewith).

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended March 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Centrum has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Centrum Industries, Inc.

                                          By:     /s/ TIMOTHY M. HUNTER
                                            ------------------------------------
                                              Timothy M. Hunter
                                              Chief Financial Officer

Date: June 29, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Centrum in the capacities and on the dates indicated.

                   SIGNATURE                                                              DATE
                   ---------                                                              ----
              /s/ GEORGE H. WELLS                      Principal Executive           June 29, 2000
------------------------------------------------       Officer
                George H. Wells
       Chief Executive Officer, Member --
               Board of Directors

             /s/ TIMOTHY M. HUNTER                     Principal Financial           June 29, 2000
------------------------------------------------       and Accounting Officer
               Timothy M. Hunter
            Chief Financial Officer

              /s/ ROBERT J. FULTON                                                   June 29, 2000
------------------------------------------------
                Robert J. Fulton
           Member Board of Directors

               /s/ DAVID L. HART                                                     June 29, 2000
------------------------------------------------
                 David L. Hart
           Member Board of Directors

             /s/ WILFRED E. HERRING                                                  June 29, 2000
------------------------------------------------
               Wilfred E. Herring
           Member Board of Directors

             /s/ RICHARD C. KLAFFKY                                                  June 29, 2000
------------------------------------------------
               Richard C. Klaffky
           Member Board of Directors

             /s/ MERVYN H. MANNING                                                   June 29, 2000
------------------------------------------------
               Mervyn H. Manning
           Member Board of Directors

                   SIGNATURE                                                              DATE
                   ---------                                                              ----
             /s/ DAVID R. SCHRODER                                                   June 29, 2000
------------------------------------------------
               David R. Schroder
            Member Board of Director

              /s/ THOMAS E. SEIPLE                                                   June 29, 2000
------------------------------------------------
                Thomas E. Seiple
           Member Board of Directors

                                  EXHIBIT INDEX




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

                  4.8 The instruments defining the rights of the holders of certain debt incurred in the acquisition of Micafil, Inc., in May 1993, including the restatements of such original instruments, are not being filed herewith, as permitted by Regulation Section 229.601(b)(4)(iii) because such securities do not exceed 10 percent of the total assets of the Company and its consolidated subsidiaries. The Company hereby agrees to furnish a copy of such agreements to the Commission upon request.

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

                  10.1 Registration Rights Agreement by and among Centrum Industries, Inc. and Taylor Forge International, Inc., dated June 4, 1997 (filed as Exhibit 10.2 to the Company's Report on Form 8-K, filed with the Commission on June 19, 1997, file number 0-9607, and incorporated herein by reference).

                  10.2 Note and Warrant Purchase Agreement dated as of February 29, 1996 and effective as of March 8, 1996, by and among MorAmerica Capital Corporation, First New England Capital Limited Partnership, and North Dakota Small Business Investment Company and the fiscal year ended March 31, 1997, file number 0-9607, and incorporated herein by reference).

                  10.11    Employment Agreement with Timothy M. Hunter (filed as
                           Exhibit 10.15 to the Company's Report on Form 10-K for the fiscal year ended March 31, 1996, file number 0-9607, and incorporated herein by reference).

                  10.12 Stock Option Agreement with Timothy M. Hunter (filed as Exhibit 10.19 to the Company's Report on Form 10-K for the fiscal year ended March 31, 1996, file number 0-9607, and incorporated herein by reference).

                  10.13 Stock Option Agreement with Timothy M. Hunter (filed as Exhibit 10.20 to the Company's Report on Form 10-K for the fiscal year ended March 31, 1996, file number 0-9607, and incorporated herein by reference).

                  10.14 Model Board of Directors Stock Option Agreement (filed as Exhibit 10.24 to the Company's Report on Form 10-Q for the quarter ended December 31, 1996, file number 0-9607, and incorporated herein by reference).

                  10.15    Model Employee Stock Option Agreement (filed as
                           Exhibit 10.25 to the Company's Report on Form 10-Q for the quarter ended December 31, 1996, file number 0-9607, and incorporated herein by reference).

                  10.16 Stock Option Agreement with George H. Wells dated December 2, 1996 (filed as Exhibit 10.26 to the Company's Report on Form 10-Q for the quarter ended December 31, 1996, file number 0-9607, and incorporated herein by reference).

                  10.17 Stock Option Agreement with Timothy M. Hunter dated December 2, 1996 (filed as Exhibit 10.27 to the Company's Report on Form 10-Q for the quarter ended December 31, 1996, file number 0-9607, and incorporated herein by reference).

                  10.18    Model Employee Stock Option Agreement (filed as
                           Exhibit 10.30 to the Company's Report on Form 10-Q for the quarter ended June 30, 1997, file number 0-9607, and incorporated herein by reference).

                  10.19 Stock Option Agreement with Timothy M. Hunter dated July 21, 1997 filed as Exhibit 10.31 to the Company's Report on Form 10-Q for the quarter ended June 30, 1997, file number 0-9607, and incorporated herein by reference).

                  10.20 Amendment to Amended and Restated Employment Agreement with George H. Wells executed June 27, 1997 (filed as Exhibit 10.33 to the Company's Report on Form 10-Q for the quarter ended June 30, 1997, file number 0-9607, and incorporated herein by reference).

                  10.21 Stock Option Agreement with George H. Wells, dated August 26, 1997 (filed as Exhibit 4.8 to the Company's Registration Statement under the Securities Act of 1933 on Form S-

                           8, filed with the commission on September 3, 1997, number 0-9607, and incorporated herein by reference.)

                  10.22 Stock Option Agreement with William C. Davis, dated May 7, 1997, memorializing options granted April 15, 1995 (filed as Exhibit 4.20 to the Company's Registration Statement under the Securities Act of 1933 on Form S-8, filed with the commission on September 3, 1997, file number 0-09607, and incorporated herein by reference.)

                  10.23 Stock Option Agreement with George H. Wells, dated May 7, 1997, memorializing options granted April 15, 1995 (filed as Exhibit 4.21 to the Company's Registration Statement under the Securities Act of 1933 on Form S-8, filed with the commission on September 3, 1997, file number 0-09607, and incorporated herein by reference.)

                  10.24 Stock Option Agreement with George H. Wells, Dated August 15, 1995 (filed as Exhibit 4.22 to the Company's Registration Statement under the Securities Act of 1933 on Form S-8, filed with the Commission on September 3, 1997, file number 0-9607, and incorporated herein by reference).

                  10.25 Stock Option Agreement with Robert J. Fulton, Dated August 15, 1995 (filed as Exhibit 4.23 to the Company's Registration Statement under the Securities Act of 1933 on Form S-8, filed with the Commission on September 3, 1997, file number 0-9607, and incorporated herein by reference).

                  10.26 Stock Option Agreement with Robert J. Fulton, Dated January 10, 1993 (filed as Exhibit 4.24 to the Company's Registration Statement under the Securities Act of 1933 on Form S-8, filed with the Commission on September 3, 1997, file number 0-9607, and incorporated herein by reference).

                  10.27 Model Directors Stock Option Agreement for options dated September 1, 1997 (filed as Exhibit 4.25 to the Company's Registration Statement under the Securities Act of 1933 on Form S-8, filed with the Commission on September 3, 1997, file number 0-9607, and incorporated herein by reference).

                  10.28 Loan and Security Agreement dated as of February 25, 1999, by and among BankAmerica Business Credit, Inc. as Lender and McInnes Steel Company, MRR-Memphis Forge Company, Erie Bronze & Aluminum Company, Eballoy Glass Products Company, McInnes International, Inc, American Handling, Inc., Northern Steel Company and Micafil, Inc. as Borrowers (filed as Exhibit 10.41 to the Company's Report on Form 10-K for the fiscal year ended March 31, 1999, file number 0-9607, and incorporated herein by reference).

                  10.29 Centrum Industries, Inc. Executive Employees Deferred Compensation Plan (filed as Exhibit 10.42 to the Company's Report on Form 10-K for the fiscal year ended March 31, 1999, file number 0-9607, and incorporated herein by reference).

                  10.30 Centrum Industries, Inc. Directors Deferred Compensation Plan (filed as Exhibit 10.43 to the Company's Report on Form 10-K for the fiscal year ended March 31, 1999, file number 0-9607, and incorporated herein by reference).

                  10.31 Centrum Industries, Inc. Performance Award Plan (filed as Appendix 1 to the Company's Definitive Proxy Statement filed with the Commission on September 24, 1998, file number 0-9607, and incorporated herein by reference).

                  10.32 Centrum Industries, Inc. Employees Stock Option Plan (filed as Appendix 2 to the Company's Definitive Proxy Statement filed with the Commission on September 24, 1998, file number 0-9607, and incorporated herein by reference).

                  10.33 Stock and Option Plan for Directors of Centrum Industries, Inc. (filed as Appendix 3 to the Company's Definitive Proxy Statement filed with the Commission on September 24, 1998, file number 0-9607, and incorporated herein by reference).

                  10.34 Waiver and Amendment No. 1 to the Loan and Security Agreement dated as of February 25, 1999, by and among BankAmerica Business Credit, Inc. as Lender and McInnes Steel Company, MRR-Memphis Forge Company, Erie Bronze & Aluminum Company, Eballoy Glass Products Company, McInnes International, Inc., American Handling, Inc., Northern Steel Company and Micafil, Inc. as Borrowers (filed as Exhibit 10.47 to the Company's Report on Form 10-K for the fiscal year ended March 31, 1999, file number 0-9607, and incorporated herein by reference).

                  10.35 Amendment No. 2 to the Loan and Security Agreement dated as of February 25, 1999, by and among BankAmerica Business Credit, Inc. as Lender and McInnes Steel Company, MRR-Memphis Forge Company, Erie Bronze & Aluminum Company, Eballoy Glass Products Company, McInnes International, Inc., American Handling, Inc., Northern Steel Company and Micafil, Inc. as Borrowers (filed as Exhibit 10.48 to the Company's Report on Form 10-K for the fiscal year ended March 31, 1999, file number 0-9607, and incorporated herein by reference).

                  10.36 Third Amendment to the Loan and Security Agreement dated as of February 25, 1999, by and among BankAmerica Business Credit, Inc. as Lender and McInnes Steel Company, MRR-Memphis Forge Company, Erie Bronze & Aluminum Company, Eballoy Glass Products Company, McInnes International, Inc., American Handling, Inc., Northern Steel Company and Micafil, Inc. as Borrowers (filed as Exhibit 10.49 to the Company's Report on Form 10-K for the fiscal year ended March 31, 1999, file number 0-9607, and incorporated herein by reference).

                  10.37 Forbearance Agreement with BankAmerica Business Credit, Inc. dated February 14, 2000 (filed herewith).

                  21 List of Subsidiaries of Centrum Industries, Inc. (filed herewith).

                  27       Financial Data Schedules (filed herewith).