Form 10-Q
period 2000-06-30
CENTRUM INDUSTRIES INC
filed 2000-08-14
CIK 351127

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark one)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2000
                               -------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                 to
                               ----------------

Commission file number  0-9607
                        ------

                            CENTRUM INDUSTRIES, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                      34-1654011
--------------------------------------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

     441 East Main Street, Corry, PA                        16407
-----------------------------------------                 ----------
(Address of principal executive offices)                  (Zip code)

                                 (814) 665-5042
                                 --------------
              (Registrant's telephone number, including area code)


   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]. No [ ].

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         CLASS                                 OUTSTANDING at August 8, 2000
--------------------------------------------------------------------------------
Common Stock - $.05 Par Value                           8,486,001

                            CENTRUM INDUSTRIES, INC.

                                      INDEX


                                                                                        Page
COVER                                                                                     1

INDEX                                                                                     2

PART   I  -   FINANCIAL INFORMATION

         ITEM 1:  Financial Statements

                  Condensed Consolidated Balance Sheet
                  as of June 30, 2000 and March 31,2000.                                  3

                  Condensed Consolidated Statement of
                  Operations for the three months
                  ended June 30, 2000 and 1999.                                           4

                  Condensed Consolidated Statement of
                  Cash Flows for the three months
                  ended June 30, 2000 and 1999.                                           5
                  Notes to Condensed Consolidated
                  Financial Statements                                                    6

         ITEM 2:  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                           8


PART II   -   OTHER INFORMATION

         ITEM 1:  Legal Proceedings                                                      13

         ITEM 4:  Submission of Matters to a Vote of Security Holders                    13

         ITEM 6:  Exhibits and Reports on Form 8-K                                       13



SIGNATURES                                                                               14

CENTRUM INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET   (UNAUDITED)
--------------------------------------------------------------------------------
in thousands, except for share data

                                                                                                     JUNE 30,              MARCH 31,
                                                                                                       2000                  2000
Assets
Current assets:
     Cash and cash equivalents                                                                       $   --                $      7
     Accounts receivable, less allowance for doubtful
      accounts of $163 and $60, respectively                                                            8,340                 8,219
     Inventories, net                                                                                   9,868                 9,147
     Net assets held for sale                                                                              83                 1,371
     Prepaid expenses and other                                                                           128                   180
                                                                                                     --------              --------
          Total current assets                                                                         18,419                18,924
Property, plant and equipment, net                                                                     16,385                16,685
Other assets                                                                                              864                   848
                                                                                                     --------              --------
          Total assets                                                                               $ 35,668              $ 36,457
                                                                                                     ========              ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Bank lines of credit                                                                            $  9,675              $ 11,114
     Current portion of long-term debt                                                                 15,125                15,553
     Accounts payable                                                                                  10,471                 8,975
     Accrued expenses and other                                                                         3,248                 2,894
     Liability for disposal of segment                                                                  3,755                 3,967
                                                                                                     --------              --------
          Total current liabilities                                                                    42,274                42,503
                                                                                                     --------              --------
Long-term debt, less current portion                                                                    1,196                 1,660
                                                                                                     --------              --------
Other liabilities                                                                                         182                   441
                                                                                                     --------              --------

Shareholders' equity:
     Preferred stock - $.05 par value, 1,000,000 shares
      authorized, 70,000 issued and outstanding (liquidation
      preference of $10 per share)                                                                          4                     4
     Common stock - $.05 par value, 45,000,000 shares
      authorized, 8,406,001 issued and
      outstanding at December 31, and March 31, 1999                                                      424                   424
     Additional paid-in capital                                                                         8,104                 8,104
     Retained earnings ( deficit )                                                                    (16,516)              (16,679)
                                                                                                     --------              --------
          Total shareholders' equity                                                                   (7,984)               (8,147)
                                                                                                     --------              --------
          Total liabilities and shareholders' equity                                                 $ 35,668              $ 36,457
                                                                                                     ========              ========

CENTRUM INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------
IN THOUSANDS, EXCEPT FOR SHARE DATA

                                                                                                    FOR THE THREE MONTHS ENDED
                                                                                                             JUNE 30,
                                                                                                   2000                    1999
Net sales                                                                                       $    12,342             $    11,379
Cost and expenses:
     Cost of goods sold                                                                               9,564                   9,025
     Depreciation                                                                                       483                     447
                                                                                                -----------             -----------
     Gross margin                                                                                     2,295                   1,907

     Selling, general and administrative expenses                                                     1,377                   1,551
                                                                                                -----------             -----------

Operating income                                                                                        918                     356
                                                                                                -----------             -----------

Other (income) expense:
     Interest expense                                                                                   750                     578
     Other                                                                                               (3)                      1
                                                                                                -----------             -----------
          Total other (income) expense, net                                                             747                     579

Income (loss) from continuing operations before income taxes                                            171                    (223)

Provision for income taxes (benefit)                                                                      8                     (76)
                                                                                                -----------             -----------

Net income (loss) from continuing operations                                                            163                    (147)

Income from discontinued operations, net of income taxes                                               --                       323

                                                                                                -----------             -----------
Net income                                                                                      $       163             $       176
                                                                                                ===========             ===========

Basic income (loss) per common share:
Continuing operations                                                                           $      0.02             $     (0.02)
                                                                                                ===========             ===========
Discontinued operations                                                                         $      --               $      0.04
                                                                                                ===========             ===========
Net Income                                                                                      $      0.02             $      0.02
                                                                                                ===========             ===========

Diluted income (loss) per common share:
Continuing operations                                                                           $      0.02             $     (0.02)
                                                                                                ===========             ===========
Discontinued operations                                                                         $      --               $      0.04
                                                                                                ===========             ===========
Net Income                                                                                      $      0.02             $      0.02
                                                                                                ===========             ===========


Weighted average number of basic common shares                                                    8,486,001               8,486,001
                                                                                                ===========             ===========

Weighted average number of diluted common shares                                                  8,486,001               8,559,833
                                                                                                ===========             ===========

CENTRUM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS  (UNAUDITED)
--------------------------------------------------------------------------------
IN THOUSANDS

                                                                                                         FOR THE THREE MONTHS ENDED
                                                                                                                  JUNE 30,
                                                                                                           2000               1999
Cash flows from operating activities:
     Net income (loss)  from continuing operations                                                       $   163            $  (147)
     Adjustments to reconcile net income to
      Net cash provided by (used for) operating activities:
          Depreciation                                                                                       483                447
          Amortization of debt premium and issue costs                                                        60                 62
          Changes in assets and liabilities that provided
           (used) operating cash
               Accounts receivable                                                                          (121)              (752)
               Inventories                                                                                  (721)             1,069
               Accounts payable                                                                            1,496             (1,468)
               Prepaid expenses, accrued expenses and other                                                   90                136
                                                                                                         -------            -------
Net cash provided by (used for) operating activities                                                       1,450               (653)
Cash flows from discontinued operations                                                                     (329)              (231)


Cash flows from investing activities:
     Purchase of property and equipment                                                                     (184)              (187)
     Proceeds from sale of Micafil net assets                                                              1,355               --
                                                                                                         -------            -------
       Net cash provided by (used for) investing activities                                                1,171               (187)
                                                                                                         -------            -------

Cash flows from financing activities:
     Net change in bank lines of credit                                                                   (1,439)             1,556
     Debt issue costs                                                                                        (48)               (48)
     Proceeds from the issuance of debt                                                                     --                  112
     Repayments of term debt                                                                                (862)              (422)
                                                                                                         -------            -------
       Net cash provided by (used for) financing activities                                               (2,349)             1,198
                                                                                                         -------            -------

Increase / (Decrease) in cash and cash equivalents                                                           (57)               127
Cash and cash equivalents at beginning of year                                                                57                504
                                                                                                         -------            -------
Cash and cash equivalents at end of period                                                                  --                  631

Less cash at discontinued operations                                                                        --                  614
                                                                                                         -------            -------
Cash and cash equivalents at end of period, net of discontinued operations                               $  --              $    17
                                                                                                         =======            =======

                            CENTRUM INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


The financial information included herein is unaudited; however, such information reflects all adjustments (consisting principally of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results of operations for the three month periods ended June 30, 2000 and 1999. Accounting policies followed by the Company are described in
Note 1 to the financial statements in its Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The condensed consolidated financial statements should be read in conjunction with the financial statements, including notes thereto, contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

The results of operations for the three month period ended June 30, 2000, are not necessarily indicative of the results to be expected for the full year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Certain amounts within the previous year's financial statements have been reclassified in order to be consistent with the current year presentation. In this document, years reflect the fiscal year ended March 31, unless otherwise noted.

NOTE B: COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS (in 000's)

Inventories consist of the following:

                                                                                         June 30, 2000     March 31, 2000
                                                                                         -------------     --------------
Raw Materials                                                                            $       4,962     $        4,636
Work in Progress                                                                                 3,951              3,617
Finished Goods                                                                                     955                894
                                                                                         -------------     --------------
Total Inventories                                                                        $       9,868     $        9,147
                                                                                         =============     ==============

Other assets consist of the following:

                                                                                         June 30, 2000     March 31, 2000
                                                                                         -------------     --------------
Debt Issuance Costs and Intangibles, less
accumulated amortization of $173 and
$143, respectively                                                                       $         457     $          421
Other Assets                                                                                       407                427
                                                                                         -------------     --------------
Total Other Assets                                                                       $         864     $          848
                                                                                         =============     ==============

NOTE C: DISCONTINUED OPERATIONS

During fiscal 2000, the Company committed to a plan to liquidate its Material Handling Segment, which included American Handling, Inc. (AHI) and Northern Steel Company (Northern) and sell the Motor Production Segment (Micafil), Accordingly, these companies are presented as discontinued operations. The following presents summarized financial information excluding certain corporate expense allocations.

                                                                      Material Handling Segment

                                             For the three months ended                      For the three months ended
                                                    June 30, 2000                                   June 30, 1999
                                             AHI      Northern    Combined                   AHI      Northern    Combined
Operating revenues                               -           -           -                 $ 5,263    $  3,322    $  8,585
Loss before
  provision for income taxes                     -           -           -                     483           2         485
Loss from discontinued
  operations, net of income taxes                -           -           -                     289           2         291

As of:                                              June 30, 2000                                   June 30, 1999
                                             AHI      Northern    Combined                   AHI      Northern    Combined
Current Assets                              $   45    $      -    $     45                  $  907    $     72    $    979
Total Assets                                    45           -          45                     907          72         979
Current Liabilities                          1,842       1,823       3,665                   2,763       2,048       4,811
Total Liabilities                            1,977       1,823       3,800                   2,898       2,048       4,946
Net Assets of discontinued
  operations                                (1,932)     (1,823)     (3,755)                 (1,991)     (1,976)     (3,967)




The sale of the Motor Production Segment business was completed on June 15, 2000.

                                                                    Motor Production Segment
                                           For the three months ended                      For the three months ended
                                                  June 30, 2000                                   June 30, 1999
Operating revenues                                           -                                           $ 990
Loss before
  provision for income taxes                                 -                                              32
Loss from discontinued
  operations, net of income taxes                            -                                              32


As of:
                                                  June 30, 2000                                  March 31, 2000
Current Assets                                               -                                     $     1,571
Total Assets                                           $    89                                           1,902
Current Liabilities                                          6                                             531
Total Liabilities                                            6                                             531
Net Assets of discontinued
  operations                                                83                                           1,371

NOTE D: INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Net income used in the diluted earnings per share calculation is the same as net income used in the basic earnings per share calculation for the three month periods ended June 30, 2000 and 1999. In addition, approximately 3.9 and 4.1 million options and warrants were outstanding during the current and prior year, respectively. For the period of June 30, 2000 no options and warrants were included in the computation of diluted earnings per share as the effects of converting the options and warrants would be antidilutive; for the comparable prior year period 443,667 options were dilutive and included in the computation.


BASIS OF FINANCIAL STATEMENTS

During fiscal 2000 a plan was adopted to cease operations in the material handling segment. The Company closed the operations before the end of the first quarter of fiscal 2001. Accordingly, a net liability for closure of the discontinued segment has been recorded and the related operating results have been classified as discontinued operations in the Consolidated Financial Statements for all periods presented. As a part of its liquidity plan, Centrum initiated the disposal of certain non-core operations. As a result, the operations which comprise the motor production segment were sold during the first quarter of fiscal 2001. Continuing Operations now consist of Centrum and the metal forming segment.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Report contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. (As used herein, "Centrum" refers to Centrum Industries, Inc. and the "Company" refers to Centrum Industries, Inc. and its consolidated subsidiaries.) These statements appear in a number of places, including Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations". Such statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "estimates", "will", "should", "plans", "opinions", "feels", "intends", or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include the ability of management to negotiate a resolution of the default under Centrum's institutional subordinated debt agreement, and certain indebtedness with individual unsecured noteholders, the effectiveness of management's strategies and decisions, the effect of rising interest rates and rising prices for raw materials and commodities, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements and changing prices and market conditions. This Report identifies other factors that could cause such differences. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

BASIS OF FINANCIAL STATEMENTS
During fiscal 2000, a plan was adopted to cease operations in the material handling segment which consists of American Handling, Inc. (AHI) and Northern Steel Company (Northern). The Company closed the operations before the end of the first quarter of fiscal 2001. Accordingly, a net liability for closure of the discontinued segment was recorded during fiscal 2000 and the related operating results have been classified as discontinued operations in the Consolidated Financial Statements for all periods presented. As a part of its liquidity plan, at the end of fiscal 2000, Centrum and the metal forming operations embarked on a plan to refinance the senior credit facility, initiated an annualized $1.7 million cost reduction program ("Cost

Reduction Program"), and committed to the disposal of certain non-core operations. As a result, the operations which comprise the motor production segment were sold during the first quarter of fiscal 2001 and are also discussed in the discontinued operations section below. Continuing Operations now consist of Centrum and the metal forming segment.

YEAR ENDED MARCH 31, 2000 COMPARED TO MARCH 31, 1999

CONTINUING OPERATIONS

Overview
Centrum is a holding company that owns metal forming operations that have strong niche positions. Centrum's plan is to enhance the overall value of its metal forming operations through a combination of increased market penetration and complementary strategic business combinations. Revenues in the metal forming operations are affected by worldwide demand in the power generation, oil and gas, aerospace, mining and construction industries. Centrum's corporate office is also included in continuing operations and functions to oversee various administrative operations and to pursue future strategic opportunities.


CONSOLIDATED RESULTS

Please see the metal forming section that follows for a detailed discussion of changes in consolidated revenues and gross margins since the consolidated results through this level are only comprised of the metal forming operations. SG&A as a percentage of sales fell to 11.1% in the current year versus 13.6% in the prior year, a reduction of $177,000. This reduction reflects the impact of the Company's Cost Reduction Program and the resulting effect on SG&A costs. These cost reductions were implemented during the fourth quarter of the prior year. As a direct result of these SG&A reductions coupled with improvement in gross margins in the metal forming operations, operating margins increased to $921,000 or 7.5% in the first quarter of fiscal 2001 as compared to $355,000 or 3.1% in the prior year.

The improved operating margins are offset somewhat by increased interest expense; $750,000 or 6.1% in the current year quarter versus $578,000 or 5.1% in the prior year quarter. This increased interest expense of $172,000 was caused by overall increases in the prime rate of interest that have been initiated in the financial markets over the previous twelve months coupled with the effect of default interest rates on the Company's senior debt that were in effect during fiscal 2001 through the date of refinancing, July 13, 2000. Although the Company was successful in refinancing the senior credit facility during July 2000, management expects that interest expense during fiscal 2001 will continue to outpace the prior year as a result of the overall increase in the prime rate over the past year.

As a result of these factors, pretax earnings increased to a profit of $163,000 in the first quarter as compared to a loss in the prior year of $223,000. Management is working vigorously to maintain these profit margins during the coming quarter, however, no assurances can be given at this time that this trend can be continued. Please see the discussion of the metal forming operations below.

The current quarter tax provision reflects a tax expense rate of 5% as compared to a tax benefit rate of 34% in the comparable prior year period. During the fourth quarter of the prior year, a valuation reserve was recorded against the deferred tax assets created by net operating loss carryforwards. This caused no federal tax expense to be recorded in the current period. In addition, it is not anticipated that federal tax expense will be recorded during the remainder of the fiscal year. State and local tax expense totaling $8,000 was recorded during the first quarter.

Results for the individual segments follow.

Metal Forming Operations
Domestic demand in the metal forming operations has been adversely affected by depressed conditions in global capital equipment markets and the domestic oil and gas industry over the past two years. Customers supplied by this segment in such industries as oil and gas, bearing, compressor, and construction equipment experienced a pronounced reduction in order volume during the second half of fiscal 1999 which persisted into the third quarter of fiscal 2000. Although the price of crude oil has recovered to its highest levels in nearly 10 years, the North American Oil Rig Count, as published by Baker Hughes, after staging a dramatic recovery in 2000, is still approximately 17% below the levels attained in 1998. As a result of these factors, industry revenues have trended down for nearly two years as reported by the Forging Industry Association.

Sales in the metal forming operations during the first quarter of fiscal 2001 were $12.3 million as compared to $11.4 million in the first quarter of the prior year, reflecting an increase of $900,000 or 8.1%. This increase in revenue for the segment has been caused by several factors. Global demand began to improve during the fourth quarter of fiscal 2000 as the segment has realized the benefit of renewed order activity from such markets as bearing, construction equipment and power generation. In addition, recurring "brown-outs" in the United States during the past three summers coupled with deregulation in the electric utility industry has resulted in a significant acceleration in planned capacity additions of gas turbine and steam turbine power generators by domestic utilities. General Electric, the segment's largest power generation customer, has reported a 71% increase in production schedules for calendar 2000 and their early orders for calendar 2001 indicate additional strength in volume.

Gross margin for the segment increased to 18.6% in fiscal 2001 from 16.8% in the prior year quarter. This increase in gross margin of $388,000 is primarily attributable to two factors. First, the increase in margin is directly attributable to the increase in revenue discussed above. This component amounts to approximately $153,000. The remainder of $235,000 in gross margin improvement results from the implementation of the Company's $1.7 million Cost Reduction Program during the fourth quarter of 2000 and the allocable effect upon operating costs. SG&A expenses fell to $1,260,000 or 10.2% of sales during the quarter from $1,322,000 or 11.62% in the prior year. This reduction is primarily related to the effect of the Company's Cost Reduction Program on SG&A at these operations.

As a result of these factors, operating income for the metal forming segment increased to $1,035,000 from $586,000 in the prior year quarter as a result of the improvement in gross margin and reductions in SG&A discussed above. Operating income as a percentage of sales improved to 8.4% in the current year quarter from 5.2% in the prior year quarter. The pretax income for the segment realized the benefit of the improved operating income and increased to $413,000 in the current year from of $123,000 in the prior year.

The metal forming segment's revenues have realized the benefit of renewed order activity in the domestic power generation markets and improvement in worldwide demand for capital goods. However, although the segment has experienced increased revenue as a result of these factors during the first quarter, management feels that it is still too early to forecast whether these conditions will persist during the remainder of fiscal 2001. In addition, second quarter revenues will be adversely affected by the rescheduling of approximately $600,000 worth of orders for power generation product into the second half of fiscal 2001.

Operating margins should continue to realize the benefit of reductions in operating and SG&A costs initiated in conjunction with the Company's Cost Reduction Program implemented at the end of fiscal 2000. However, margins during the second half of fiscal 2000 could be adversely affected by increased costs to purchase natural gas which is a critical component of the segment's manufacturing process. The segment's contractual commitments to purchase this commodity expire during October 2000.

Corporate
The pretax loss in this segment decreased to $251,000 in the current quarter as compared to a $346,000 loss in the prior year quarter primarily as a result of the Cost Reduction Program. These cost reductions consist primarily of reductions in board fees and executive salaries and perquisites in conjunction with the Company wide Cost Reduction Program.


DISCONTINUED OPERATIONS

Material Handling Segment
The Material Handling Segment consists of the operations of American Handling, Inc. (AHI) and its wholly-owned subsidiary Northern Steel Company (Northern). During fiscal 1999, the Company committed to a plan to sell these businesses together during fiscal 2000 which was not successful.

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

A one-time after tax charge was recorded during fiscal 2000 for impairment of assets and additional liabilities at the material handling segment as a result of the closure of these facilities. On the balance sheet, a net liability in the amount of $3.8 million related to the costs of closing the material handling segment operations has been recorded. The primary component of the liability for discontinued operations at June 30, 2000 is trade accounts payable of $3.3 million. Although management believes that Centrum will not be held legally responsible for the unsecured liabilities of AHI and Northern, the trade accounts payable must remain on the subsidiaries' balance sheet in accordance with Generally Accepted Accounting Principles ("GAAP") until properly discharged by the creditor or in bankruptcy. As a result of the preceding items, the segment did not record any income or loss from operations during the quarter ended June 30, 2000.

Motor Production Segment
This discontinued segment consists primarily of the operations of Micafil, Inc. ("Micafil"). Micafil was committed to disposal on March 31, 2000 and was subsequently sold on June 15, 2000. Micafil's net loss for the quarter ended June 30, 2000 was also accrued in the prior year results of discontinued operations. The assets of this business unit, net of liabilities assumed, were sold for approximately $1.5 million, including required escrow of $150,000. The proceeds of this sale were used to repay obligations under the senior credit facility.


LIQUIDITY AND CAPITAL RESOURCES

Cash provided by continuing operations was $1.5 million for the current year quarter as compared to cash used of $653,000 in the comparable prior year period. The largest component of the cash provided in the current year was $1.5 million related to trade accounts payable. Trade accounts payable were extended beyond customary terms during the quarter ending June 30, 2000 in order to create sufficient liquidity to support operating activities until the senior credit facility could be refinanced. In addition, net cash proceeds of $1.35 million were received from the sale of Micafil. These proceeds were used to make additional principal payments on the senior credit facility prior to the refinancing of the facility in July 2000.

The Company was in default under various covenants of the previous senior credit facility as of June 30, 2000. When an event of default exists, the lender may at its discretion; reduce the line of credit collateral advance rates, the amount of the revolving line of credit, terminate the senior credit facility and declare all the senior credit facility obligations immediately due and payable, and institute default interest rates. Accordingly, as of June 30, 2000 all long term debt instruments so affected were reclassified as current liabilities under the heading "Current Portion of Long Term Debt". The lender instituted the default interest rates on January 26, 2000, which are 2% in excess of the rates otherwise payable. The lender did not exercise any of their remaining default remedies prior to refinancing in July 2000 other than instituting the default interest rates discussed above.

On July 13, 2000, the metal forming segment completed the financing of its new senior credit facility. The previous facility was replaced by a new $25 million senior credit facility placed with the metal forming segment which provides a $12.7 million revolving line of credit accompanied by a $12.3 million term note. Proceeds from this funding were used primarily to repay the previous senior lender, satisfy overextended trade accounts payable at the metal forming segment, and for general working capital purposes for the metal forming segment. In addition, the new senior credit facility requires the placement of $250,000 in subordinated debt at the metal forming segment no later than August 31, 2000. Although no assurances can be given, management anticipates that the $250,000 will be funded by August 31, 2000. Failure to do so would be an event of default under the new senior credit facility agreement.

This new senior credit facility, although placed with the metal forming segment, allows the segment to pay certain expenditures at Centrum including salaries, accounting fees, and certain legal costs. The facility does not permit the metal forming segment to pay interest or principal on indebtedness at the holding company level.

For this reason, Centrum remains in default under provisions in its $2.5 million institutional subordinated debt facility (the "Subordinated Debt") for non-payment of interest. Centrum also anticipates that it will not have funds available to cure the default under its Subordinated Debt, nor will it have funds to pay the Subordinated Debt on its maturity date of March 31, 2001. In addition, the metal forming segment is not a guarantor of Centrum's obligations under the Subordinated Debt. As a result of this, the holders of Subordinated Debt could declare their obligations immediately due and payable and exercise their default remedies. These remedies could include pursuing a judgment against Centrum, attempting to execute on such judgment and other such courses of action. For this reason, it is management's intention to negotiate a resolution of this matter with the Subordinated Debt holders, however, no assurances can be given at this time that these negotiations will be successful. In addition, no assurances can be given that such negotiations or the implementation of their default remedies will not result in significant dilution to the common stockholders.

The primary sources of funds available to the metal forming segment in fiscal 2001 for operations, planned capital expenditures and debt repayments include cash, operating income and funds available under the new line of credit agreement. Funds available to Centrum are amounts that the metal forming segment is permitted to transfer pursuant to the terms of the new senior credit facility, as discussed above. Management believes, although no assurances can be given, that these funds will be sufficient to fund the normal operating costs of Centrum with the exception of principal or interest payments on any indebtedness at the holding company.

FORWARD LOOKING INFORMATION

This Report contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. (As used herein, "Centrum" refers to Centrum Industries, Inc. and the "Company" refers to Centrum Industries, Inc. and its consolidated subsidiaries.) These statements appear in a number of places, including Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations". Such statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "estimates", "will", "should", "plans", "opinions", "feels", "intends", or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include the ability of management to negotiate a resolution of the default under Centrum's institutional subordinated debt agreement, and certain indebtedness with individual unsecured noteholders, the effectiveness of management's strategies and decisions, the effect of rising interest rates and rising prices for raw materials, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements and changing prices and market conditions. This Report identifies other factors that could cause such differences. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.



PART II - OTHER INFORMATION


ITEM 1: LEGAL PROCEEDINGS

There has been no material change in legal proceedings since the date the Form 10-K for the fiscal year ended March 31, 2000 was filed. Please see the discussion of these matters in the Form 10-K.


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



                                           CENTRUM INDUSTRIES, INC.
                                           ------------------------
                                                 (Registrant)




Date:  August 14, 2000                     By: /s/ Timothy M. Hunter
       ---------------                         ---------------------
                                               Timothy M. Hunter
                                               Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit No.                  Description


  EX 10.38 Loan and Security Agreement dated July 12, 2000 by and between GMAC Business Credit, LLC and McInnes Steel Company and Erie Bronze and Aluminum Company.

  EX 27                      Financial Data Schedule