Form 10-Q
period 2000-09-30
CENTRUM INDUSTRIES INC
filed 2000-11-14
CIK 351127

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark one)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2000
                               ------------------

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                 to
                               ----------------    -----------------

Commission file number  0-9607
                        ------

                            CENTRUM INDUSTRIES, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                    34-1654011
--------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

     441 East Main Street, Corry, PA                            16407
-----------------------------------------                     ---------
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
Yes  X   No
   -----   -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         CLASS                               OUTSTANDING at October 31, 2000
--------------------------------------------------------------------------------
Common Stock - $.05 Par Value                           8,586,001

                            CENTRUM INDUSTRIES, INC.

                                      INDEX

                                                                                      Page
COVER                                                                                   1

INDEX                                                                                   2

PART   I  -   FINANCIAL INFORMATION

         ITEM 1:  Financial Statements

                  Condensed Consolidated Balance Sheet as
                  of September 30, 2000 and March 31, 2000.                             3

                  Condensed Consolidated Statement of
                  Operations for the three month and six month
                  periods ended September 30, 2000 and 1999.                            4

                  Condensed Consolidated Statement of
                  Cash Flows for the six months
                  ended September 30, 2000 and 1999.                                    5

                  Notes to Condensed Consolidated
                  Financial Statements                                                  6

         ITEM 2:  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                         8


PART II   -   OTHER INFORMATION

         ITEM 1:  Legal Proceedings                                                    13

         ITEM 2:  Changes in Securities                                                13

         ITEM 4:  Submission of Matters to a Vote of Security Holders                  13

         ITEM 6:  Exhibits and Reports on Form 8-K                                     13



SIGNATURES                                                                             14

CENTRUM INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET   (UNAUDITED)
--------------------------------------------------------------------------------
in thousands, except for share data

                                                                                          SEPTEMBER 30,               MARCH 31,
                                                                                              2000                      2000
ASSETS
Current assets:
     Cash and cash equivalents                                                      $               -         $                 7
     Accounts receivable, less allowance for doubtful
      accounts of $85 and $60, respectively                                                       7,474                     8,219
     Inventories, net                                                                            10,135                     9,147
     Net assets held for sale                                                                        83                     1,371
     Prepaid expenses and other                                                                      62                       180
                                                                                   ---------------------     ---------------------
          Total current assets                                                                   17,754                    18,924
Property, plant and equipment, net                                                               16,097                    16,685
Other assets                                                                                        716                       848
                                                                                   ---------------------     ---------------------
          Total assets                                                              $            34,567       $            36,457
                                                                                   =====================     =====================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Bank lines of credit                                                           $            10,236       $            11,114
     Current portion of long-term debt                                                            1,874                    15,553
     Accounts payable                                                                             7,945                     8,975
     Accrued expenses and other                                                                   3,564                     2,894
     Liability for disposal of segment                                                            3,773                     3,967
                                                                                   ---------------------     ---------------------
          Total current liabilities                                                              27,392                    42,503
                                                                                   ---------------------     ---------------------
Long-term debt, less current portion                                                             15,817                     1,660
                                                                                   ---------------------     ---------------------
Other liabilities                                                                                   132                       441
                                                                                   ---------------------     ---------------------

Shareholders' equity:
     Preferred stock - $.05 par value, 1,000,000 shares
      authorized, 70,000 issued and outstanding (liquidation
      preference of $10 per share)                                                                    4                         4
     Common stock - $.05 par value, 45,000,000 shares
      authorized, 8,586,001 issued and
      outstanding at September 30, and March 31, 2000                                               424                       424
     Additional paid-in capital                                                                   8,104                     8,104
     Retained deficit                                                                           (17,306)                  (16,679)
                                                                                   ---------------------     ---------------------
          Total shareholders' deficit                                                            (8,774)                   (8,147)
                                                                                   ---------------------     ---------------------
          Total liabilities and shareholders' deficit                               $            34,567       $            36,457
                                                                                 =====================     =====================

CENTRUM INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------
IN THOUSANDS, EXCEPT FOR SHARE DATA

                                                                    FOR THE THREE MONTHS ENDED          FOR THE SIX MONTHS ENDED
                                                                           SEPTEMBER 30,                       SEPTEMBER 30,
                                                                      2000             1999              2000              1999
Net sales                                                        $    10,716      $     11,395      $     23,058      $     22,774
Cost and expenses:
     Cost of goods sold                                                8,488             8,953            18,053            17,979
     Depreciation                                                        506               461               988               908
                                                                -------------    --------------    --------------    --------------
     Gross margin                                                      1,722             1,981             4,017             3,887

     Selling, general and administrative expenses                      1,310             1,482             2,687             3,034
                                                                -------------    --------------    --------------    --------------

Operating income                                                         412               499             1,330               853
                                                                -------------    --------------    --------------    --------------

Other (income) expense:
     Interest expense                                                    815               637             1,565             1,215
     Other                                                                (2)               (7)               (5)               (6)
                                                                -------------    --------------    --------------    --------------
          Total other expense, net                                       813               630             1,560             1,209

Loss from continuing operations before income taxes                     (401)             (131)             (230)             (356)

Provision for income taxes (benefit)                                       8                (9)               16               (86)
                                                                -------------    --------------    --------------    --------------

Net loss from continuing operations                                     (409)             (122)             (246)             (270)

Income from discontinued operations, net of income taxes                   -               110                 -               434
                                                                -------------    --------------    --------------    --------------

Income (loss) before extraordinary item                                 (409)              (12)             (246)              164

Extraordinary item, net of income taxes                                 (381)                -              (381)                -
                                                                -------------    --------------    --------------    --------------

Net income (loss)                                                $      (790)     $        (12)     $       (627)     $        164
                                                                =============    ==============    ==============    ==============

Basic income (loss) per common share:
Continuing operations                                            $     (0.05)     $      (0.01)     $      (0.03)     $      (0.03)
                                                                =============    ==============    ==============    ==============
Discontinued operations                                          $       -        $       0.01      $        -        $       0.05
                                                                =============    ==============    ==============    ==============
Extraordinary item                                               $     (0.04)     $        -        $      (0.04)     $        -
                                                                =============    ==============    ==============    ==============
Net income (loss)                                                $     (0.09)     $      (0.00)     $      (0.07)     $       0.02
                                                                =============    ==============    ==============    ==============

Diluted income (loss) per common share:
Continuing operations                                            $     (0.05)     $      (0.01)     $      (0.03)     $      (0.03)
                                                                =============    ==============    ==============    ==============
Discontinued operations                                          $       -        $       0.01      $        -        $       0.05
                                                                =============    ==============    ==============    ==============
Extraordinary item                                               $     (0.04)     $        -        $      (0.04)     $        -
                                                                =============    ==============    ==============    ==============
Net income (loss)                                                $     (0.09)     $      (0.00)     $      (0.07)     $       0.02
                                                                =============    ==============    ==============    ==============


Weighted average number of basic common shares                     8,492,523         8,486,001         8,489,280         8,486,001
                                                                =============    ==============    ==============    ==============

Weighted average number of diluted common shares                   8,492,523         8,486,001         8,489,280         8,486,001
                                                                =============    ==============    ==============    ==============

CENTRUM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS  (UNAUDITED)
--------------------------------------------------------------------------------
IN THOUSANDS

                                                                                           FOR THE SIX MONTHS ENDED
                                                                                                  SEPTEMBER
                                                                                              2000                 1999
Cash flows from operating activities:
     Net loss from continuing operations                                             $         (627)      $         (270)
     Adjustments to reconcile net loss to
      net cash provided by (used for) operating activities:
          Depreciation                                                                          988                  908
          Amortization of debt premium and issue costs                                          512                  123
          Changes in assets and liabilities that provided
           (used) operating cash
               Accounts receivable                                                              745               (2,245)
               Inventories                                                                     (988)               1,199
               Accounts payable                                                              (1,030)              (1,668)
               Prepaid expenses, accrued expenses and other                                     705                 (111)
                                                                                    ----------------     ----------------
Net cash provided (used) by operating activities                                                305               (2,064)
Net cash flows used by discontinued operations                                                 (376)              (1,303)


Cash flows from investing activities:
     Purchase of property and equipment                                                        (335)                (392)
     Proceeds from sale of Micafil net assets                                                 1,355                    -
                                                                                    ----------------     ----------------
                    Net cash provided (used) for investing activities                         1,020                 (392)
                                                                                    ----------------     ----------------

Cash flows from financing activities:
     Net change in bank lines of credit                                                        (878)               4,231
     Debt issue & extinguishment costs                                                         (546)                 (50)
     Proceeds from the issuance of debt                                                      12,536                  112
     Proceeds from capital leases                                                                 -                   55
     Repayments of debt                                                                     (12,118)                (964)
                                                                                    ----------------     ----------------
                    Net cash (used) provided by financing activities                         (1,006)               3,384
                                                                                    ----------------     ----------------

Decrease in cash and cash equivalents                                                           (57)                (375)
Cash and cash equivalents at beginning of year                                                   57                  504
                                                                                    ----------------     ----------------
Cash and cash equivalents at end of period                                                        -                  129

Less cash at discontinued operations                                                              -                   96
                                                                                    ----------------     ----------------
Cash and cash equivalents at end of period, net of discontinued operations           $            -       $           33
                                                                                    ================     ================

                            CENTRUM INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


The financial information included herein is unaudited; however, such information reflects all adjustments (consisting principally of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three and six month periods ended September 30, 2000 and 1999. Accounting policies followed by the Company are described in Note 1 to the financial statements in its Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

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

The results of operations for the three and six month periods ended September 30, 2000, are not necessarily indicative of the results to be expected for the full year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

NOTE B: COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS (in 000's)

Inventories consist of the following:

                                                               September 30, 2000     March 31, 2000
                                                               ------------------     --------------
Raw Materials                                                     $        4,717      $        4,636
Work in Progress                                                           4,436               3,617
Finished Goods                                                               982                 894
                                                                  --------------      --------------
Total Inventories                                                 $       10,135      $        9,147
                                                                  ==============      ==============

Other assets consist of the following:

                                                               September 30, 2000     March 31, 2000
                                                               ------------------     --------------
Debt Issuance Costs and Intangibles, less
accumulated amortization of $32 and
$143, respectively                                                $          360      $         421
Other Assets                                                                 356                427
                                                                  --------------      -------------
Total Other Assets                                                $          716      $         848
                                                                  ==============      =============

NOTE C: DISCONTINUED OPERATIONS

During fiscal 2000, the Company committed to a plan to liquidate its Material Handling Segment, which included American Handling, Inc. (AHI) and Northern Steel Company (Northern) and sell the Motor Production Segment (Micafil). Accordingly, these companies are presented as discontinued operations. The following presents summarized financial information excluding certain corporate expense allocations.

                                                              Material Handling Segment
                                                              -------------------------

                                            For the three months ended                      For the six months ended
                                                   September 30                                   September 30
                                           2000                     1999                 2000                      1999
Operating revenues                           -                    $ 8,275                  -                     $ 16,861
Income before
  provision for income taxes                 -                        260                  -                          744
Income from discontinued
  operations, net of income taxes            -                        262                  -                          552

As of:                                          September 30, 2000                               March 31, 2000
                                                ------------------                               --------------
Current Assets                                             $ 45                                          $ 979
Total Assets                                                 45                                            979
Current Liabilities                                       3,683                                          4,811
Total Liabilities                                         3,818                                          4,946
Net Assets of discontinued
  operations                                             (3,773)                                        (3,967)



The sale of the Motor Production Segment business was completed on June 15, 2000.

                                                                         Motor Production Segment
                                                                         ------------------------

                                            For the three months ended                     For the six months ended
                                                   September 30                                  September 30
                                           2000                    1999                  2000                    1999
Operating revenues                           -                   $   417                   -                   $  1,407
Loss before
  provision for income taxes                 -                      (151)                  -                       (119)
Loss from discontinued
  operations, net of income taxes            -                      (151)                  -                       (119)

As of:                                          September 30, 2000                              March 31, 2000
                                                ------------------                              --------------
Current Assets                                             $ 89                                        $1,571
Total Assets                                                  6                                         1,902
Current Liabilities                                           6                                           531
Total Liabilities                                                                                         531
Net Assets of discontinued
  operations                                                 83                                         1,371



NOTE D:  EXTRAORDINARY ITEM

On July 13, 2000, the senior credit facility was paid in full and refinanced with a new senior lender. The extinguishment of this debt resulted in a charge of $381,000 which was due primarily to the write-off of debt issue costs relating to the prior senior facility.


NOTE E: INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Net income used in the diluted earnings per share calculation is the same as net income used in the basic earnings per share calculation for the three and six month periods ended September 30, 2000 and 1999. In addition, approximately 3.9 and 4.1 million options and warrants were outstanding during the current and prior year, respectively. For the three and six month period endings
September 30, 2000 and 1999 no options and warrants were included in the computation of diluted earnings per share as the effects of converting the options and warrants would be antidilutive


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Report contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. (As used herein, "Centrum" refers to Centrum Industries, Inc. and the "Company" refers to Centrum Industries, Inc. and its consolidated subsidiaries.) These statements appear in a number of places, including Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations". Such statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "estimates", "will", "should", "plans", "opinions", "feels", "intends", or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include the ability of management to negotiate a resolution of the default under Centrum's institutional subordinated debt agreement, and certain indebtedness with individual unsecured noteholders, the effectiveness of management's strategies and decisions, the effect of rising interest rates and rising prices for raw materials and natural gas, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements and changing prices and market conditions. This Report identifies other factors that could cause such differences. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

BASIS OF FINANCIAL STATEMENTS
During fiscal 2000, a plan was adopted to cease operations in the material handling segment which consisted of American Handling, Inc. (AHI) and Northern Steel Company (Northern). The Company closed the operations before the end of the first quarter of fiscal 2001. Accordingly, a net liability for closure of the discontinued segment was recorded during fiscal 2000 and the related operating results have been classified as discontinued operations in the Consolidated Financial Statements for all periods presented. As a part of its liquidity plan, at the end of fiscal 2000, Centrum and the metal forming operations embarked on a plan to refinance the senior credit facility, initiated an annualized $1.7 million cost reduction program ("Cost Reduction Program"), and committed to the disposal of certain non-core operations. As a result, the operations which comprise the motor production segment were sold during the first quarter of fiscal 2001 and are also discussed in the discontinued operations section below. Continuing operations now consist of Centrum and the metal forming segment.

QUARTER ENDED SEPTEMBER 30, 2000 COMPARED TO SEPTEMBER 30, 1999

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


CONSOLIDATED RESULTS

Please see the metal forming section that follows for a detailed discussion of changes in consolidated revenues and gross margins since the consolidated results through this level are only comprised of the metal forming operations. SG&A as a percentage of sales fell to 12.2% in the second quarter versus 13.0% in the prior year quarter and 11.7% versus 13.3% in the comparable year to date results. This represents a $347,000 reduction in SG&A during fiscal 2001 for the six months ending September 30 as compared to the prior year period. This reduction reflects the impact of the Company's Cost Reduction Program and the resulting effect on SG&A costs. These cost reductions were implemented during the fourth quarter of the prior year. As a direct result of the SG&A reductions discussed above, operating margins increased to $1,330,000 or 5.8% in the year to date results through the second quarter of fiscal 2001 as compared to $853,000 or 3.7% in the comparable prior year period.

Interest expense increased during the current quarter to $815,000 or 7.6% of sales from $637,000 or 5.7% of sales during the prior year period. Year to date interest expense has been similarly affected rising to 6.8% of sales from 5.3% in the prior year; an increase of $350,000. This was caused by overall increases in the prime rate of interest that have been initiated in the financial markets over the previous fifteen months coupled with the effect of default interest rates on the Company's senior debt that were in effect through the date of refinancing, July 13, 2000. Although the Company was successful in refinancing the senior credit facility during July 2000, management expects that interest expense during fiscal 2001 will continue to outpace the prior year as a result of the overall increase in the prime rate over the past year.

The increase in interest expense discussed above was the primary reason for the increase in the pretax loss to $401,000 in the current year quarter as compared to the $131,000 pretax loss in the comparable prior year period. However, on a year to date basis, improvements in gross margin coupled with reductions in SG&A have offset the increased interest expense causing the pretax loss to be reduced to $230,000 in the current year from $350,000 in the prior year period. Management is continuing to work vigorously to reduce costs and improve margins during the coming quarter. Please see the discussion of the metal forming operations below.

During the current quarter, the Company recorded an extraordinary charge, net of tax, amounting to $381,000 following the refinancing on July 13, 2000 of its senior secured indebtedness. The expense relates primarily to the write-off of certain debt issue costs as an extraordinary loss in accordance with Generally Accepted Accounting Principles (GAAP) when the previous senior credit facility was refinanced by the Company's new senior lender.

State and local tax expense totaling $9,000 and $18,000 was recorded during the second quarter and year to date results respectively and represents the primary component of the respective periods' tax expense rate. During the fourth quarter of the prior year, a valuation allowance was recorded against the deferred tax assets created by net operating loss carryforwards. As a result of this, the Company continues to record valuation allowances against tax benefits recorded during the current year. For this reason, it is not anticipated that any material amount of federal tax expense or benefit will be recorded during the remainder of the fiscal year.

Results for the individual segments follow.

Metal Forming Operations
Domestic demand in the metal forming operations has been adversely affected by depressed conditions in global capital equipment markets and the domestic oil and gas industry over the past two years. Customers supplied by this segment in industries such as oil and gas, bearing, compressor, and construction equipment experienced a pronounced reduction in order volume during the second half of fiscal 1999 which has persisted into fiscal 2001. In addition, although oil and natural gas prices have recovered to their highest levels in recent years, increased production activity in this industry segment has not yet translated into new revenues for the metal forming operations. As a result of these factors, industry revenues have trended down for nearly two years as reported by the Forging Industry Association.

Sales in the metal forming operations during the second quarter of fiscal 2001 were $10.7 million as compared to $11.4 million in the second quarter of the prior year, reflecting a decrease of $679,000 or 6%. The current year quarter was adversely affected by the rescheduling of approximately $600,000 of power generation orders into the second half of fiscal 2001 by the segment's largest customer. This event occurred primarily as a result of realignment of the customer's inventory and not as a result of any anticipated reduction in demand. In spite of this factor, year to date revenues have maintained pace with the previous year reflecting a stabilization of product demand in the markets served by the segment.

Gross margin for the segment fell during the current quarter to 16.1% of sales from 17.4% of sales in the prior year quarter primarily as a result of the shortfall in revenue discussed above. SG&A expenses were reduced to $1,191,000 or 11.1% in the current year quarter as compared to $1,344,000 or 11.8% in the prior year and $2,452,000 or 10.6% as opposed to $2,665,000 or 11.7% in comparable year to date results. This reduction is primarily related to the effect of the Company's Cost Reduction Program on SG&A at these operations and this trend is expected to continue during the remainder of fiscal 2001.

Operating income during the quarter for the metal forming segment fell to $532,000 or 5.0% from $639,000 or 5.6% of sales in the prior year quarter as reductions in gross margin were only partially offset by the reductions in SG&A discussed above. On a year to date basis, however, operating income continued to outpace the prior year rising to $1,567,000 or 6.8% of sales from $1,224,000 or 5.4% of sales in the prior year. This increase was caused primarily by the overall improvement in SG&A discussed above.

The metal forming segment's revenues have stabilized during the first half of fiscal 2001 as a result of renewed order activity in the domestic power generation markets and improvement in worldwide demand for capital goods. Management believes that these conditions will continue during the remainder of fiscal 2001. In addition, management expects to see improvement in order volume from industry segments associated with oil and gas production during the second half of fiscal 2001. However, margins during the second half of fiscal 2001 will be adversely affected by increased costs to purchase natural gas which is a critical component of the segment's manufacturing process. The segment's contractual commitments to purchase this commodity expired during October 2000. With this expiration, natural gas costs are expected to increase by nearly 100% during the second half of fiscal 2001 as the cost to purchase this commodity has trended upward with the price of oil. This is expected to add between $100,000 and $200,000 to cost of goods sold during the third quarter of this year as compared to costs incurred in the comparable prior year periods. Management will continue its focus on minimizing costs in this area. In addition, management does not expect that it will be successful in passing all of these costs along to customers. Operating margins should continue to realize the benefit of reductions in operating and SG&A costs initiated in conjunction with the Cost Reduction Program implemented at the end of fiscal 2000.

Corporate
The pretax loss in this segment decreased to $483,000 in the year to date results as compared to $614,000 in the prior year primarily as a result of the implementation of the Cost Reduction Program. These cost reductions consist primarily of reductions in board fees and executive salaries and perquisites in conjunction with the Company wide Cost Reduction Program.


DISCONTINUED OPERATIONS

Material Handling Segment
The Material Handling Segment consisted of the operations of American Handling, Inc. (AHI) and its wholly-owned subsidiary Northern Steel Company (Northern). During fiscal 1999, the Company committed to a plan to sell these businesses together during fiscal 2000 which was not successful.

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

A one-time after tax charge was recorded during fiscal 2000 for impairment of assets and additional liabilities at the material handling segment as a result of the closure of these facilities. On the balance sheet, a net liability in the amount of $3.8 million related to the costs of closing the material handling segment operations has been recorded. The primary component of the liability for discontinued operations at September 30, 2000 is trade accounts payable of $3.3 million. Although management believes that Centrum will not be held legally responsible for the unsecured liabilities of AHI and Northern, the trade accounts payable must remain on the subsidiaries' balance sheet in accordance with GAAP until properly discharged by the creditor or in bankruptcy. As a result of the preceding items, the segment did not record any income or loss from operations during the quarter ended September 30, 2000.

Motor Production Segment
This discontinued segment consists primarily of the operations of Micafil, Inc. ("Micafil"). Micafil was committed to disposal on March 31, 2000 and was subsequently sold on June 15, 2000. Micafil's net loss for the period was also accrued in the prior year results of discontinued operations. The assets of this business unit, net of liabilities assumed, were sold for approximately $1.36 million.


LIQUIDITY AND CAPITAL RESOURCES

Cash provided by continuing operations during the current year was $305,000 for the six month period ended September 30 as compared to cash used of $2.1 million in the comparable prior year period. The largest component of the cash provided in the current year was $1.5 million related to depreciation and amortization expense. Trade accounts payable were reduced by $1 million in order to bring vendor payments more in line with customary industry terms. The largest component in cash used in operations during the prior year was a $2.2 million increase in accounts receivable which related to the timing of certain customer payments. In addition, net cash proceeds of $1.36 million were received from the sale of Micafil. These proceeds were used to make additional principal payments on the senior credit facility prior to the refinancing of the facility in July 2000.

On July 13, 2000, the metal forming segment completed the financing of its new senior credit facility. The previous facility was replaced by a new $25 million senior credit facility which provides a $12.7 million revolving line of credit accompanied by a $12.3 million term note. Proceeds from this funding were used primarily to repay the previous senior lender, satisfy overextended trade accounts payable at the metal forming segment, and for general working capital purposes for the metal forming segment. In September 2000, the metal forming segment also issued $250,000 of promissory notes to certain accredited investors, secured by a second security position in certain of the segment's assets. The new senior credit facility, although placed with the metal forming segment, allows the segment to pay certain expenditures at Centrum including salaries, accounting fees, and certain legal costs. The facility does not permit the metal forming segment to pay interest or principal on indebtedness of Centrum.

For this reason, Centrum remains in default under provisions in its $2.5 million institutional subordinated debt facility (the "Subordinated Debt") for non-payment of interest. Centrum also anticipates that it will not have funds available to cure the default under its Subordinated Debt, nor will it have funds to pay the Subordinated Debt on its maturity date of March 31, 2001. In addition, the metal forming segment is not a guarantor of Centrum's obligations under the Subordinated Debt. As a result of this, the holders of Subordinated Debt could declare their obligations immediately due and payable and exercise their default remedies with respect to Centrum. These remedies could include pursuing a judgment against Centrum, attempting to execute on such judgment and other such courses of action. For this reason, management has entered into negotiations to resolve this matter with the Subordinated Debt holders, however, no assurances can be given at this time that these negotiations will be successful. In addition, no assurances can be given that such negotiations or the implementation of their default remedies will not result in significant dilution to the common stockholders.

The level of the Company's indebtedness could have important consequences, including:

         - A substantial portion of the Company's cash flow from operations must be dedicated to debt service,

         - The Company's ability to obtain additional future debt financing may be limited and

         - The level of indebtedness could limit the Company's flexibility in reacting to changes in the industry and economic conditions in general.

The primary sources of funds available to the metal forming segment in fiscal 2001 for operations, planned capital expenditures and debt repayments include cash, operating income and funds available under the new line of credit agreement. Funds available to Centrum are amounts that the metal forming segment is permitted to transfer pursuant to the terms of the new senior credit facility, as discussed above. Management believes, although no assurances can be given, that these funds will be sufficient to fund the normal operating costs of Centrum with the exception of principal or interest payments on any of its indebtedness.


FORWARD LOOKING INFORMATION

This Report contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. (As used herein, "Centrum" refers to Centrum Industries, Inc. and the "Company" refers to Centrum Industries, Inc. and its consolidated subsidiaries.) These statements appear in a number of places, including Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations". Such statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "estimates", "will", "should", "plans", "opinions", "feels", "intends", or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include the ability of management to negotiate a resolution of the default under Centrum's institutional subordinated debt agreement, and certain indebtedness with individual unsecured noteholders, the effectiveness of management's strategies and decisions, the effect of rising interest rates and rising prices for raw materials and natural gas, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements and changing prices and market conditions. This Report identifies other factors that could cause such differences. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.


PART II - OTHER INFORMATION


ITEM 1: LEGAL PROCEEDINGS

There has been no material change in legal proceedings since the date the Form 10-K for the fiscal year ended March 31, 2000 was filed. Please see the discussion of these matters in the Form 10-K.


ITEM 2:  CHANGES IN SECURITIES
On September 20, 2000, holders of $250,000 in subordinated debt issued by McInnes Steel Company (the metal forming segment) received 100,000 shares of Centrum Industries, Inc. common stock as a closing fee. The value of shares each investor received was equal to eight percent of each individual note amount with an agreed upon market value of $0.20 per share. The market price of the Centrum Industries, Inc. common stock was $0.16 per share on September 20, 2000.


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



                                                      CENTRUM INDUSTRIES, INC.
                                                      ------------------------
                                                            (Registrant)




Date:  November 13, 2000                              By: /s/ Timothy M. Hunter
       -----------------                                 -----------------------
                                                         Timothy M. Hunter
                                                         Chief Financial Officer

                                  EXHIBIT INDEX

         Exhibit No.                    Description
         -----------------------------------------------------------------------
            EX 27                       Financial Data Schedule









































16