Form 10-Q
period 2000-12-31
CENTRUM INDUSTRIES INC
filed 2001-02-14
CIK 351127

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark one)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2000

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to
                               -------------   -------------

Commission file number  0-9607
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
Yes     . No  X  .
   -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     CLASS                                       OUTSTANDING at January 31, 2001
--------------------------------------------------------------------------------
Common Stock - $.05 Par Value                             8,586,001

                            CENTRUM INDUSTRIES, INC.

                                      INDEX


                                                                                      Page

COVER                                                                                   1

INDEX                                                                                   2

PART   I  -   FINANCIAL INFORMATION

         ITEM 1:  Financial Statements

                  Condensed Consolidated Balance Sheet as
                  of December 31, 2000 and March 31, 2000.                              3

                  Condensed Consolidated Statement of
                  Operations for the three month and nine month
                  periods ended December 31, 2000 and 1999.                             4

                  Condensed Consolidated Statement of
                  Cash Flows for the nine month periods
                  ended December 31, 2000 and 1999.                                     5

                  Notes to Condensed Consolidated
                  Financial Statements                                                  6

         ITEM 2:  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                         9


PART II   -   OTHER INFORMATION

         ITEM 1:  Legal Proceedings                                                    14

         ITEM 2:  Changes in Securities                                                14

         ITEM 4:  Submission of Matters to a Vote of Security Holders                  14

         ITEM 6:  Exhibits and Reports on Form 8-K                                     14



SIGNATURES                                                                             15

CENTRUM INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET   (UNAUDITED)
--------------------------------------------------------------------------------
IN THOUSANDS, EXCEPT FOR SHARE DATA


                                                                                DECEMBER 31,         MARCH 31,
                                                                                   2000                2000

ASSETS
Current assets:
   Cash and cash equivalents                                                    $      -              $      7
   Accounts receivable, less allowance for doubtful
    accounts of $113 and $60, respectively                                         6,487                 8,219
   Inventories, net                                                               10,205                 9,147
   Net assets held for sale                                                           83                 1,371
   Prepaid expenses and other                                                        210                   180
                                                                                --------              --------
      Total current assets                                                        16,985                18,924
Property, plant and equipment, net                                                15,649                16,685
Other assets                                                                         671                   848
                                                                                --------              --------
      Total assets                                                              $ 33,305              $ 36,457
                                                                                ========              ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Bank lines of credit                                                         $ 10,127              $ 11,114
   Current portion of long-term debt                                               1,874                15,553
   Accounts payable                                                                7,988                 8,975
   Accrued expenses and other                                                      3,931                 2,894
   Liability for disposal of segment                                               3,710                 3,967
                                                                                --------              --------
      Total current liabilities                                                   27,630                42,503
                                                                                --------              --------
Long-term debt, less current portion                                              15,384                 1,660
                                                                                --------              --------
Other liabilities                                                                     30                   441
                                                                                --------              --------

Shareholders' equity:
   Preferred stock - $.05 par value, 1,000,000 shares authorized, 70,000
    issued and outstanding (liquidation preference of $10 per share)                   4                     4
   Common stock - $.05 par value, 45,000,000 shares
    authorized, 8,586,001 issued and
    outstanding at December 31, and March 31, 2000                                   424                   424
   Additional paid-in capital                                                      8,104                 8,104
   Retained deficit                                                              (18,271)              (16,679)
                                                                                --------              --------
      Total shareholders' equity                                                  (9,739)               (8,147)
                                                                                --------              --------
      Total liabilities and shareholders' equity                                $ 33,305              $ 36,457
                                                                                ========              ========


CENTRUM INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------
IN THOUSANDS, EXCEPT FOR SHARE DATA


                                                                   FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                                                          DECEMBER 31,                       DECEMBER 31,
                                                                    2000               1999            2000               1999


Net sales                                                          $    11,136    $    10,654         $    34,194    $    33,428
Cost and expenses:
  Cost of goods sold                                                     9,511          8,740              27,564         26,719
  Depreciation                                                             533            456               1,521          1,364
                                                                   -----------    -----------         -----------    -----------
  Gross margin                                                           1,092          1,458               5,109          5,345

  Selling, general and administrative expenses                           1,245          1,498               3,932          4,532
                                                                   -----------    -----------         -----------    -----------

Operating income                                                          (153)           (40)              1,177            813
                                                                   -----------    -----------         -----------    -----------
Other (income) expense:
  Interest expense                                                         815            681               2,380          1,896
  Other                                                                     (2)           (15)                 (8)           (21)
                                                                   -----------    -----------         -----------    -----------
    Total other expense, net                                               813            666               2,372          1,875


Loss from continuing operations before income taxes                       (966)          (706)             (1,195)        (1,062)

Provision for income taxes (benefit)                                         -           (604)                 16           (689)
                                                                   -----------    -----------         -----------    -----------

Net loss from continuing operations                                       (966)          (102)             (1,211)          (373)

Discontinued Operations:
  Loss from operations of discontinued segments                              -           (810)                  -           (375)

  Loss on disposal of segments                                               -              -                   -              -
                                                                   -----------    -----------         -----------    -----------

Loss before extraordinary item                                            (966)          (912)             (1,211)          (748)

Extraordinary item, net of income taxes                                      -              -                (381)             -
                                                                   -----------    -----------         -----------    -----------

Net loss                                                           $      (966)   $      (912)        $    (1,592)   $      (748)
                                                                   ===========    ===========         ===========    ===========

Basic loss per common share:
Continuing operations                                              $     (0.11)   $     (0.01)        $     (0.14)   $     (0.04)
                                                                   ===========    ===========         ===========    ===========
Discontinued operations                                            $         -    $     (0.10)        $         -    $     (0.04)
                                                                   ===========    ===========         ===========    ===========
Extraordinary item                                                 $         -    $         -         $     (0.04)   $         -
                                                                   ===========    ===========         ===========    ===========
Net loss                                                           $     (0.11)   $     (0.11)        $     (0.18)   $     (0.08)
                                                                   ===========    ===========         ===========    ===========

Diluted loss per common share:
Continuing operations                                              $     (0.11)   $     (0.01)        $     (0.14)   $     (0.04)
                                                                   ===========    ===========         ===========    ===========
Discontinued operations                                            $         -    $     (0.10)        $         -    $     (0.04)
                                                                   ===========    ===========         ===========    ===========
Extraordinary item                                                 $         -    $         -         $     (0.04)   $         -
                                                                   ===========    ===========         ===========    ===========
Net loss                                                           $     (0.11)   $     (0.11)        $     (0.18)   $     (0.08)
                                                                   ===========    ===========         ===========    ===========

Weighted average number of basic common shares                       8,586,001      8,486,001           8,521,637      8,486,001
                                                                   ===========    ===========         ===========    ===========

Weighted average number of diluted common shares                     8,586,001      8,486,001           8,521,637      8,486,001
                                                                   ===========    ===========         ===========    ===========


CENTRUM INDUSTRIES, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENT OF CASH FLOWS  (UNAUDITED)
--------------------------------------------------------------------------------
IN THOUSANDS

                                                                                        FOR THE NINE MONTHS ENDED
                                                                                               DECEMBER 31
                                                                                         2000             1999

Cash flows from operating activities:
  Net loss from continuing operations                                                     $ (1,592)     $   (373)
  Adjustments to reconcile net income to
   net cash provided by (used for) operating activities:
     Depreciation                                                                            1,521         1,364
     Amortization of debt premium and issue costs                                              588           187
     Changes in assets and liabilities that provided
     (used) operating cash
        Accounts receivable                                                                  1,732        (1,857)
        Inventories                                                                         (1,058)        1,294
        Accounts payable                                                                      (987)         (391)
        Prepaid expenses, accrued expenses and other                                           821        (1,158)
                                                                                          --------      --------
Net cash provided (used) by operating activities                                             1,025          (934)
Net cash flows used by discontinued operations                                                (439)         (823)


Cash flows from investing activities:
  Purchase of property and equipment                                                          (420)         (528)
  Proceeds from sale of Micafil net assets                                                   1,355             -
                                                                                          --------      --------
          Net cash provided (used) for investing activities                                    935          (528)
                                                                                          --------      --------

Cash flows from financing activities:
  Net change in bank lines of credit                                                          (987)        3,183
  Debt issue & extinguishment costs                                                           (546)          (92)
  Proceeds from the issuance of debt                                                        12,536           112
  Proceeds from capital leases                                                                   -            55
  Repayments of term debt                                                                  (12,581)       (1,435)
                                                                                          --------      --------
          Net cash (used) provided by financing activities                                  (1,578)        1,823
                                                                                          --------      --------

Decrease in cash and cash equivalents                                                          (57)         (462)
Cash and cash equivalents at beginning of year                                                  57           504
                                                                                          --------      --------
Cash and cash equivalents at end of period                                                       -            42

Less cash at discontinued operations                                                             -            42
                                                                                          --------      --------
Cash and cash equivalents at end of period, net of
discontinued operations                                                                   $      -      $      -
                                                                                          ========      ========

                            CENTRUM INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting principally of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three and nine month periods ended December 31, 2000 and 1999. Accounting policies followed by the Company are described in Note 1 to the financial statements in its Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

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

The results of operations for the three and nine month periods ended December 31, 2000, are not necessarily indicative of the results to be expected for the full year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Certain amounts within the previous year's financial statements have been reclassified in order to be consistent with the current year presentation. In this document, years reflect the fiscal year ended March 31, unless otherwise noted.

BASIS OF FINANCIAL STATEMENTS

During fiscal 2000, a plan was adopted to cease operations in the material handling segment. Accordingly, a net liability for closure of the discontinued segment has been recorded and the related operating results have been classified as discontinued operations in the Consolidated Financial Statements for all periods presented. As a part of its liquidity plan, Centrum initiated the disposal of certain non-core operations. As a result, the operations which comprise the motor production segment were sold during the first quarter of fiscal 2001. Continuing Operations now consist of Centrum and the metal forming segment.


NOTE B: COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS (in 000's)

Inventories consist of the following:


                                                                            December 31, 2000        March 31, 2000
                                                                            -----------------        --------------

Raw Materials                                                                  $      4,580            $     4,636
Work in Progress                                                                      4,824                  3,618
Finished Goods                                                                          801                    893
                                                                               ------------            -----------
Total Inventories                                                              $     10,205            $     9,147
                                                                               ============            ===========

Other assets consist of the following:


                                                                            December 31, 2000        March 31, 2000
                                                                            -----------------        --------------
Debt Issuance Costs and Intangibles, less
accumulated amortization of $74 and
$143, respectively                                                             $        298            $       421
Other Assets                                                                            373                    427
                                                                               ------------            -----------
Total Other Assets                                                             $        671            $       848
                                                                               ============            ===========


NOTE C: DISCONTINUED OPERATIONS

During fiscal 2000, the Company committed to a plan to liquidate its Material Handling Segment, which included American Handling, Inc. (AHI) and Northern Steel Company (Northern) and sell the Motor Production Segment (Micafil). Accordingly, these companies are presented as discontinued operations. The following presents summarized financial information.


                                                                                Material Handling Segment
                                                                                -------------------------

                                                                   For the 3 months ended      For the 9 months ended
                                                                         December 31                 December 31

                                                                    2000          1999           2000           1999
                                                                    ----          ----           ----           ----
Loss from operations of
   discontinued segments                                           $     -    $  (622)          $    -        $  (68)
Loss on disposal of segments                                             -          -                -             -

           As of:                                             December 31, 2000        March 31, 2000
                                                              -----------------        --------------
           Accounts Receivable, less
           allowance for doubtful accounts                       $        45             $       934
           Inventories                                                     -                      45
                                                                 -----------             -----------
           Total Assets                                                   45                     979

           Accounts Payable                                            3,257                   3,906
           Accrued expenses and other                                    363                     905
                                                                 -----------             -----------
           Total Current Liabilities                                   3,620                   4,811

           Other Liabilities                                             135                     135
                                                                 -----------             -----------

           Total Liabilities                                           3,755                   4,946
                                                                 -----------             -----------

           Net Assets of discontinued operations                 $    (3,710)            $    (3,967)
                                                                 ===========             ===========


Cash exit costs related to the material handling segment were accrued as of March 31, 2000.

The following table summarizes the activity related to this accrual during the nine month period ended December 31, 2000.


                                                              Accrued
                             Accrued         Accrued         Severance
                            Legal Fees    Miscellaneous     and Payroll    Total

Balance as of:
  March 31, 2000           $   250        $   215           $   440     $   905

  Less: Cash outlays            84             84               375         543

                          -----------------------------------------------------
  December 31, 2000        $   166        $   131           $    65     $   362
                          =====================================================




The legal and miscellaneous fees were accrued based upon management's estimate of probable costs to be incurred. The payroll and severance costs are related to specific employees of the material handling segment. Management anticipates that the balance of the accruals remaining as of December 31, 2000 will be expended within the next five fiscal years.

The sale of the Motor Production Segment business was completed on June 15, 2000.




                                                                                Motor Production Segment
                                                                                ------------------------

                                                                   For the 3 months ended      For the 9 months ended
                                                                         December 31                 December 31

                                                                    2000          1999           2000           1999
                                                                    ----          ----           ----           ----
Loss from operations of
   discontinued segments                                           $     -    $  (188)          $    -        $ (307)
Loss on disposal of segments                                             -          -                -             -


           As of:                                             December 31, 2000        March 31, 2000
                                                              -----------------        --------------
           Cash                                                            -                      50
           Accounts Receivable, less
           allowance for doubtful accounts                       $         -             $       367
           Inventories                                                     -                   1,146
           Prepaid expenses                                                -                       8
                                                                 -----------             -----------
           Total Current Assets                                            -                   1,571

           Equipment, net                                                 89                     275
           Other assets                                                    -                      56
                                                                 -----------             -----------

           Total Assets                                                   89                   1,902

           Accounts Payable                                                6                     281
           Accrued expenses and other                                      -                     250
                                                                 -----------             -----------
           Total Current Liabilities                                       6                     531

           Other Liabilities                                               -                       -
                                                                 -----------             -----------

           Total Liabilities                                               6                     531
                                                                 -----------             -----------

           Net Assets of discontinued operations                 $        83             $     1,371
                                                                 ===========             ===========

NOTE D:  EXTRAORDINARY ITEM

On July 13, 2000, the senior credit facility was paid in full and refinanced with a new senior lender. The extinguishment of this debt resulted in a charge of $381,000 which was due primarily to the write-off of debt issue costs relating to the prior senior facility.


NOTE E: INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Net income used in the diluted earnings per share calculation is the same as net income used in the basic earnings per share calculation for the three and nine month periods ended December 31, 2000 and 1999. In addition, approximately 3.9 and 4.1 million options and warrants were outstanding during the current and prior year, respectively. For the three and nine month period endings December 31, 2000 and 1999 no options and warrants were included in the computation of diluted earnings per share as the effects of converting the options and warrants would be antidilutive.


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

QUARTER ENDED DECEMBER 31, 2000 COMPARED TO DECEMBER 31, 1999

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


CONSOLIDATED RESULTS

Please see the metal forming section that follows for a detailed discussion of changes in consolidated revenues and gross margins since the consolidated results through this level are only comprised of the metal forming operations. SG&A as a percentage of sales fell to 11.2% in the third quarter versus 14.1% in the prior year quarter and 11.5% versus 13.6% in the comparable year to date results. This represents a $600,000 reduction in SG&A during fiscal 2001 for the nine months ending December 31 as compared to the prior year period. This reduction reflects the impact of the Company's Cost Reduction Program and the resulting effect on SG&A costs. These cost reductions were implemented during the fourth quarter of the prior year. As a direct result of the SG&A reductions discussed above, operating margins increased to $1,177,000 or 3.4% in the year to date results through the third quarter of fiscal 2001 as compared to $814,000 or 2.4% in the comparable prior year period.

Interest expense increased during the current quarter to $815,000 or 7.3% of sales from $681,000 or 6.4% of sales during the prior year period. Year to date interest expense has been similarly affected rising to 7.0% of sales from 5.7% in the prior year; an increase of $484,000. This was caused by overall increases in the prime rate of interest that have been initiated in the financial markets over the previous eighteen months coupled with the effect of default interest rates on the Company's senior debt that were in effect through the date of refinancing, July 13, 2000. Although the Company was successful in refinancing the senior credit facility during July 2000, management expects that interest expense during fiscal 2001 will continue to outpace the prior year as a result of the overall increase in the prime rate over the past year.

The increase in interest expense coupled with the weaker gross margins was the primary reason for the increase in the pretax loss to $965,000 in the current year quarter as compared to the $705,000 pretax loss in the comparable prior year period. On a year to date basis, reductions in SG&A have offset the majority of the increased interest expense. Management is continuing to work vigorously to reduce costs and improve margins during the coming quarter. Please see the discussion of the metal forming operations below.

During the second quarter, the Company recorded an extraordinary charge, net of tax, amounting to $381,000 following the refinancing on July 13, 2000 of its senior secured indebtedness. The expense relates primarily to the write-off of certain debt issue costs attributable to the retired senior credit facility that were capitalized as intangible assets. These intangible assets were expensed as an extraordinary loss in accordance with Generally Accepted Accounting Principles (GAAP) when the previous senior credit facility was refinanced by the Company's new senior lender.

State and local tax expense totaling $18,000 was recorded in the year to date results and represents the primary component of the tax expense rate. During the fourth quarter of the prior year, a valuation allowance was recorded against the deferred tax assets created by net operating loss carryforwards. As a result of this, the Company continues to record valuation allowances against tax benefits recorded during the current year. For this reason, it is not anticipated that any material amount of federal tax expense or benefit will be recorded during the remainder of the fiscal year.

Results for the individual segments follow.

Metal Forming Operations
Domestic demand in the metal forming operations has been adversely affected by depressed conditions in global capital equipment markets and the domestic oil and gas industry over the past two years. Customers supplied by this segment in industries such as oil and gas, bearing, compressor, and construction equipment experienced a pronounced reduction in order volume during the second half of fiscal 1999 which has persisted into fiscal 2001. In addition, although oil and natural gas prices and rig counts have recovered to their highest levels in recent years, increased production activity in this industry segment has just begun to translate into new revenues for the metal forming operations. As a result of these factors, industry revenues have trended down for nearly two years as reported by the Forging Industry Association.

Sales in the metal forming operations during the third quarter of fiscal 2001 were $11.1 million as compared to $10.7 million in the third quarter of the prior year, reflecting an increase of $400,000 or 4.5%. This increase is primarily the result of orders for the Company's largest power generation customer that were rescheduled from the previous quarter. On an overall basis, year to date revenues have maintained pace with the previous year reflecting a stabilization of product demand in the markets served by the segment.

Gross margin for the segment fell during the current quarter to 9.8% of sales from 13.7% of sales in the prior year quarter primarily as a result of continued pricing pressure in a slow market accompanied by steep increases in the cost of natural gas. This margin pressure is expected to continue during the fourth quarter. SG&A expenses were reduced to $1,123,000 or 10.1% in the current year quarter as compared to $1,341,000 or 12.6% in the prior year and $3,575,000 or 10.5% as opposed to $4,006,000 or 12.0% in comparable year to date results. This reduction is primarily related to the effect of the Company's Cost Reduction Program on SG&A at these operations and this relationship is expected to continue during the remainder of fiscal 2001.

Operating income during the quarter for the metal forming segment fell to breakeven from $118,000 or 1.1% of sales in the prior year quarter as reductions in gross margin were only partially offset by the reductions in SG&A discussed above. On a year to date basis, however, operating income continued to outpace the prior year rising to $1,538,000 or 4.5% of sales from $1,343,000 or 4.0% of sales in the prior year. This increase was caused primarily by the overall improvement in SG&A discussed above and the fact that increased natural gas costs had only begun to impact margins during the third quarter.

The metal forming segment's revenues stabilized during the first half of fiscal 2001 as a result of renewed order activity in the domestic power generation markets and improvement in worldwide demand for capital goods. Management believes that these conditions will continue during the remainder of fiscal 2001. In addition, management expects to see improvement in order volume from industry segments associated with oil and gas production during the fourth quarter of fiscal 2001. However, margins during the second half of fiscal 2001 will continue to be adversely affected by increased costs to purchase natural gas which is a critical component of the segment's manufacturing process. The segment's contractual commitments to purchase this commodity expired during October 2000. With this expiration, natural gas costs increased by 70% or approximately $350,000 during the third quarter of fiscal 2001. This trend has continued during the fourth quarter and is expected to add an additional $500,000 to $750,000 to cost of goods sold during the fourth quarter of this year as compared to costs incurred in the previous quarter. Management will continue its focus on minimizing costs in this area and adjusting prices on new customer orders. The Company has instituted a 3% surcharge on all new orders, accompanied by selective price increases, in order to pass along a portion of these costs. However, management cannot be certain that it will be successful in passing all of these costs along to customers. Operating margins should continue to realize the benefit of reductions in operating and SG&A costs initiated in conjunction with the Cost Reduction Program implemented at the end of fiscal 2000.

Corporate
The pretax loss in this segment decreased to $728,000 in the year to date results as compared to $891,000 in the prior year primarily as a result of the implementation of the Cost Reduction Program. These cost reductions consist primarily of reductions in board fees and executive salaries and perquisites in conjunction with the Company wide Cost Reduction Program.


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

A one-time after tax charge was recorded during fiscal 2000 for impairment of assets and additional liabilities at the material handling segment as a result of the closure of these facilities. A net liability in the amount of $3.7 million related to the costs of closing the material handling segment operations remains on the balance sheet as of December 31, 2000. The primary component of the liability for discontinued operations at December 31, 2000 is trade accounts payable of $3.3 million. Although management believes that Centrum will not be held legally responsible for the unsecured liabilities of AHI and Northern, the trade accounts payable must remain on the subsidiaries' balance sheet in accordance with GAAP until properly discharged by the creditor or in bankruptcy. As a result of the preceding items, the segment did not record any income or loss from operations during the quarter ended December 31, 2000.

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


LIQUIDITY AND CAPITAL RESOURCES

Cash provided by continuing operations during the current year was $1,025,000 for the nine month period ended December 31 as compared to cash used of $934,000 in the comparable prior year period. The largest components of the cash provided in the current year were $2.1 million related to depreciation and amortization expense along with a reduction of $1.7 million in accounts receivable. Trade accounts payable were reduced by $1 million in order to improve the Company's payment status with trade vendors. The largest component of cash used in operations during the prior year was a $1.9 million increase in accounts receivable which related to the timing of certain customer payments. In addition, net cash proceeds of $1.36 million were received from the sale of Micafil during fiscal 2001. These proceeds were used to make additional principal payments on the senior credit facility prior to the refinancing of the facility in July 2000. On July 13, 2000, the metal forming segment completed the financing of its new senior credit facility. The previous facility was replaced by a new $25 million senior credit facility which provided a $12.7 million revolving line of credit accompanied by a $12.3 million term note. Proceeds from this funding were used primarily to repay the previous senior lender, satisfy overextended trade accounts payable at the metal forming segment, and for general working capital purposes for the metal forming segment. In September 2000, the metal forming segment also issued $250,000 of promissory notes to certain accredited investors, secured by a second security position in certain of the segment's assets. The new senior credit facility, although placed with the metal forming segment, allows the segment to pay certain expenditures at Centrum including salaries, accounting fees, and certain legal costs. The facility does not permit the metal forming segment to pay interest or principal on indebtedness of Centrum. Management believes, although no assurances can be given, that these funds will be sufficient to fund the normal operating costs of Centrum with the exception of principal or interest payments on any of its indebtedness.

For this reason, Centrum remains in default under provisions in its $2.5 million institutional subordinated debt facility (the "Subordinated Debt") for non-payment of interest. Centrum also anticipates that it will not have funds available to cure the default under its Subordinated Debt, nor will it have funds to pay the Subordinated Debt on its maturity date of March 31, 2001. In addition, the metal forming segment is not a guarantor of Centrum's obligations under the Subordinated Debt. As a result of this, the holders of Subordinated Debt could declare their obligations immediately due and payable and exercise their default remedies with respect to Centrum. These remedies could include pursuing a judgment against Centrum, attempting to execute on such judgment and other such courses of action. For this reason, management has entered into extensive negotiations to resolve this matter with the Subordinated Debt holders, however, no assurances can be given at this time that these negotiations will be successful. In addition, no assurances can be given that such negotiations or the implementation of their default remedies will not result in significant dilution to the common stockholders.

The level of the Company's indebtedness could have important consequences, including:

     - A substantial portion of the Company's cash flow from operations must be dedicated to debt service,

     - The Company's ability to obtain additional future debt financing may be limited and

     - The level of indebtedness could limit the Company's flexibility in reacting to changes in the industry and general economic conditions such as the significant increases in the cost of natural gas.

The primary sources of funds available to the metal forming segment in fiscal 2001 for operations, planned capital expenditures and debt repayments include operating income and funds available under the new line of credit agreement. However, due to the reduction in operating income experienced during the third quarter, funds generated by operations were not sufficient to fund the Company's working capital requirements. As a result, the Company has been forced to extend trade payables beyond customary terms during the fourth quarter. This has been met with resistance by the vendor base, and, as a result, the Company is also in the process of pursuing other methods to enhance liquidity. Should the Company fail to produce additional liquidity via these strategies, management can give no assurances as to the Company's ongoing ability to fund operations, working capital requirements and debt service.

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

None


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(A): Exhibits

None

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



                                      CENTRUM INDUSTRIES, INC.
                                      ------------------------
                                           (Registrant)




Date:  February 14, 2001              By: /s/ Timothy M. Hunter
                                          ----------------------
                                          Timothy M. Hunter
                                          Chief Financial Officer